Form 10QSB
period 2004-10-31
Cygni Systems CORP
filed 2004-12-15
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004 OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

Commission file number: 333-116045

CYGNI SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

20-0909393
(IRS Employer Identification Number)

303-167 Bannatyne Avenue
Winnipeg, Manitoba
R3B 0R4   Canada
(Address of principal executive offices)

(204) 295-8015
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

December 15, 2004: 4,000,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes []     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CYGNI SYSTEMS CORPORATION
                               (A Development Stage Company)
                                       BALANCE SHEET
                                     October 31, 2004
                                        (Unaudited)


ASSETS

     Cash                                    	$338

          Total Assets                          $338


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

     Loans payable-related party                $2,907

TOTAL LIABILITIES                               $2,907

STOCKHOLDERS' DEFICIENCY

     Common stock
        100,000,000 shares authorized at
	$0.001 par value; 4,000,000 shares
	issued and outstanding          	 4,000
    Paid in Capital Deficit                     (3,600)
     Deficit accumulated during development
	stage                                   (2,969)

    Total Stockholders' Deficit                 (2,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $338

                     CYGNI SYSTEMS CORPORATION
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
              Three Months ended October 31, 2004, and
 Period from March 18, 2004, (date of inception) to October 31, 2004
                               (Unaudited)


                              3 months ended   Inception to
                              Oct 31, 2004     Oct 31, 2004


General and administrative
  expenses                     $     -         $   2,969

NET LOSS                       $     -         $  (2,969)


NET LOSS PER COMMON
  SHARE

     Basic and diluted         $  (.00)        $    (.00)


AVERAGE OUTSTANDING
SHARES

     Basic and diluted          4,000,000       4,000,000

                     CYGNI SYSTEMS CORPORATION
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
         Three and Six Months ended October 31, 2004, and
 Period from March 18, 2004, (date of inception) to October 31, 2004
                            (Unaudited)

                                             3 months ended   Inception to
                                             Oct 31, 2004     Oct 31, 2004

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Loss                                        $      -       $(2,969)
  Adjustments to reconcile net loss to
  Cash used in Operating Activities
Net Change in:
Accounts Payable-related party                         -             -

NET CASH USED IN OPERATING
ACTIVITIES                                             -        (2,969)

CASH FLOWS FROM  FINANCING
ACTIVITIES

Proceeds from issuance of common stock 	               -           400
Proceeds from loans payable-related party              -         2,907

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                             -         3,307

NET CHANGE IN CASH                                     -           338
Cash balance, beginning of period                    338             -

Cash balance, ending of period                    $  338        $  338

                         CYGNI SYSTEMS CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cygni Systems Corporation ("Cygni"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), in particular, in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at April 30, 2004, filed with the Companys Registration Form SB-2.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the Companys Registration Form SB-2, have been omitted.

NOTE 2:   Nature of Development Stage Activities and Operations

The Company was incorporated in the State of Nevada on March 18, 2004. The Company is in the development stage of its business of developing online and network security management software and online and network security consulting services. The Company owns a website through which it intends to market its services and sell products.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. At October 31, 2004, the Company has nominal cash on hand and will be dependent upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock, however, there is no assurance that it will be successful in raising funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. In a development stage company, management devotes most of its activities to developing a market for its business.
The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On October 8, 2004, the Securities and Exchange Commission issued an order declaring the Company's SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. As of the date of filing this 10-QSB, the Company's offering remains open.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended October 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

We are a start-up stage corporation and have not commenced operations nor generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until after we complete our offering and thereafter complete publication and distribtuon of our marketing material and attract customers. Consequently, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company.
We must raise cash to implement our business plan and commence operations.

Even if we raise the maximum amount of money in our offering, we are not certain as to how long the money will satisfy our needs. However, we do believe that funds raised will last for at least 10 to 12 months. Except for commencing with development of our website, we do not expect to begin operations until after we have completed our offering. We believe that we will be able to raise enough money through our offering to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our net proceeds and our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next twelve months otherwise our business may fail. Presently,we have not made any arrangements to raise additional cash, other than through our initial offering.

If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we raise the maximum amount of funds through our offering, then we believe that the funds will allow us to operate for approximately 10 to 12 months. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Assuming we raise the maximum amount in our initial public offering (i.e., $200,000), then we believe that we can satisfy our cash requirements during the next 10 to 12 months. We anticipate conducting software product research and/or development during the next 10 to 12 months. We do not expect to purchase or sell plant or significant equipment. We do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goals are to develop online and network security management software, sell this software, and provide online and network security consulting services.

We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital necessary to commence operations. We believe that this could take up to 180 days from October 8, 2004, the date that the Securities and Exchange Commission declared our registration statement effective. We will not begin operations until after we have closed this offering although we expect to commence development of our website. We intend to give full effort in raising the maximum amount in our initial public offering.

2. After completing our offering, we expect to complete development of our website and complete publication and distribution of marketing material within 90 days.

3. Our business strategy encompasses a two-pronged focus: software product development and sales and consulting services targeted to small business and individual consumers. The software that we intend to develop will provide online and network security management. It is intended that our software will complement the second revenue generator of our business, being the provision of online and network security consulting services, i.e., comprehensive provision of consulting services focusing on securing data such as: assessing system vulnerability, risk assessment, virus control policy, and network traffic analysis. The scope of services provided will depend on the customers needs. Software products that we develop will be distributed to the customer via download from the Internet and/or through mail delivery of a compact disc containing the software program. It is expected that most of our consulting services will be undertaken from our office as our services may be performed by accessing a customers desktop or network through the Internet and via email communication and other telecommunication. Depending on the scope of the services agreed to be undertaken, we would consider attending at a customers office for the purpose of providing consulting services. Specifically, we expect that our business will be comprised of the following:

- Research and development of software designed to enhance internet and network security;
- Sales and/or licensing of software;
- Maintenance and customer support of software sold and/or licensed; and
- Consulting services related to online and network security.

As of the date of filing this 10-QSB, we have not developed any software products nor have we commenced with provision of consulting services.

4. Our target customer market for expected software products will be small businesses and individual consumers residing in the United States and Canada and sharing a common concern, being information protection. Though we believe that our anticipated software products may be marketed and sold in other countries, our marketing efforts will initially be limited to North America. If and when we become profitable within the North American market, we may then consider expanding our sales efforts to other countries whose population evidences a high degree of computer literacy. Our target customer market for security consulting services will be small businesses and individual consumers residing in the United States and Canada.

Within the United States and Canada, we do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. However, our software products and/or consulting services may be barred from entering certain jurisdictions or may require prior approval or authorization before being sold in such jurisdictions.

There is no assurance that we would be able to secure such approval or authorization. If new government regulations, laws, or licensing requirements are passed, in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended products and/or services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing network security consulting services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

5. We expect to utilize several different marketing activities in our attempt to make our products and services known to the consumer. These marketing activities will be designed to inform potential consumers, distributors and value added resellers about the benefits of using our products and services and will include the following: development and distribution of marketing literature; direct mail and email; participation at industry trade shows, product/technology conferences, and seminars; advertising; maintenance and promotion of our web site; public relations; industry analyst relations; and partnering with third party distributors and/or value added resellers.

6. As of the date of this 10-QSB, we cannot state with certainty precisely the number of products we expect to develop. It is, however, expected that our products will be compatible with networks, servers, applications, and desktops and will function to provide information security management, i.e., security assessment, intrusion detection, and protection. For the purpose of delivering cutting edge software products to the consumer, we expect to provide product security updates, as needed, that are based upon our evaluation of existing or potential network vulnerabilities or threats. For those consumers who license our products, these updates will be included in the licensing cost. For buyers of our products, updates will be free for the first year subsequent to purchase date. Upon expiration of the first year, updates may be obtained upon payment of a nominal fee. Similarly, product enhancements, such as new features and/or refined functionality, will be included in the licensing fee. For buyers who wish to obtain product enhancements, a nominal fee will be charged following the first year subsequent to purchase date. We expect that our products will be compatible with operating systems such Microsoft Windows, Linux, and Apple and that product installation will be seamless.

If we are not able to attract customers to utilize our services and, consequently, do not generate revenue, then we will have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, then we will suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products. To become profitable and competitive, we have to attract sufficient volume of customers willing to pay for our services and purchase on board food.

From Inception on March 18, 2004 to October 31, 2004

During the period that we incorporated the company and hired an attorney and auditor for the purpose of preparing our Registration Statement, and we developed a business plan. We have registered the domain name www.cygnisystems.com but have not yet completed development of this website.

Our loss since the date of inception to October 31, 2004, is $2,969 and our liabilities are $2,907 (i.e., accounts payable owing to one of our directors for funds loaned to the Company). These sums have been applied primarily to company registration, audit fees and general administrative costs. We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations shortly after completion of our offering.

Since inception, we have issued 4,000,000 shares of common stock to our two officers and directors for a total of $400.

Liquidity and Capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of October 31, 2004, our total assets were $338 in cash and our total liabilities were $2,907, all of which is owed to Kim Friesen, our president, chief financial officer, principal accounting officer, and a member of the board of directors, for loans made directly to the Company to pay the cost of company registration, accounting fees, filing fees, courier fees, and registering our domain name.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's
Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2004.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

We issued 4,000,000 shares of common stock, at an offering price of $.0001 through a Section 4(2) offering on March 18, 2004. 2,000,000 shares were issued to Kim Friesen and 2,000,000 shares were issued to Andrea Meakin, our officers and directors. These 4,000,000 shares were issued as restricted stock. This was accounted for as a sale of common stock.

Our SB-2 Registration Statement was declared effective on October 8, 2004, (Commission file no. 333-116045).

Subsequent to October 8, 2004, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. The Companys offering remains open as of the date of filing this 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31.1 - Certification of Principal Executive Officer and Principal
Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32 - Certification of Principal Executive Officer and Principal
Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized


      CYGNI SYSTEMS CORPORATION
      (Registrant)





Date:  December 15, 2004       By:  /s/ Kim Friesen
                                        Kim Friesen
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Principal
                                        Accounting Officer, and a member of
                                        the Board of Directors