Form 10QSB
period 2005-01-31
Cygni Systems CORP
filed 2005-03-16
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY
      PERIOD ENDED JANUARY 31, 2005

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

March 15, 2005: 5,051,700 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes []     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CYGNI SYSTEMS CORPORATION
                          (A Development Stage Company)
                                   BALANCE SHEET
                                 January 31, 2005
                                    (Unaudited)



ASSETS

     Cash                                    	$94,947


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Loans payable-related party                $2,907

TOTAL LIABILITIES                               $2,907

STOCKHOLDERS' EQUITY

     Common stock, 100,000,000 shares authorized
      at $0.001 par value; 5,051,700 shares
	issued and outstanding          	 5,052
     Paid in Capital                           100,468
     Deficit accumulated during development
	stage                                  (13,480)

    Total Stockholders' Equity                  92,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $94,947

                     CYGNI SYSTEMS CORPORATION
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
              Three and Nine Months ended January 31, 2005, and
 Period from March 18, 2004, (inception) through January 31, 2005
                               (Unaudited)


                              Three months     Nine months   Inception
                              ended            ended         Through
                              Jan 31, 2005     Jan 31, 2005  Jan 31, 2005


General and administration     $ 10,511        $ 12,784      $ 13,480

Net loss                       $(10,511)       $(12,784)     $(13,480)


Basic and diluted loss         $ (0.00)        $  (0.00)
 per common share

Weighted average common
 shares outstanding

     Basic and diluted          4,392,853      4,130,951

                     CYGNI SYSTEMS CORPORATION
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
         Nine Months ended January 31, 2005, and
 Period from March 18, 2004, (inception) through January 31, 2005
                            (Unaudited)

                                             9 months ended   Inception to
                                             Jan 31, 2005     Jan 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                   $ (12,784)       $(13,480)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Changes in:
  Accounts payable                               2,211           2,907

NET CASH USED IN OPERATING ACTIVITIES          (10,573)        (10,573)

CASH FLOWS FROM  FINANCING ACTIVITIES
Proceeds from sale of common stock 	       105,120         105,520

NET CASH PROVIDED BY FINANCING ACTIVITIES      105,120         105,520

NET CHANGE IN CASH                              94,547          94,947
Cash balance, beginning of period                  400              -

Cash balance, ending of period               $  94,947        $ 94,947

                         CYGNI SYSTEMS CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cygni Systems Corporation ("Cygni"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Cygni's latest annual report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the Form SB-2, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended January
31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004. The Company is in the development stage of its business of developing online and network security management software and online and network security consulting services. The Company owns a website through which it intends to market its services and sell products.

We have been a start-up stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to raise additional funds and/or generate sufficient revenue through operations. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. In their report letter dated May 20, 2004, our auditors issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At January 31, 2005, the Company had $94,947 in cash and $2,907 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately six to eight months if sufficient revenue is not generated during this time. For the company to remain in business for more than six to eight months, we believe that we need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

Financial Condition, Liquidity and Capital Resources

Since inception on March 18, 2004, the purpose of our Company has been to develop online and network security management software and online and network security consulting services. Our principal capital resources have been acquired through issuance of common stock.

On October 13, 2004, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On January 19, 2005, we completed our public offering by raising
$105,120. We sold 1,051,700 shares of our common stock at an offering price of ten cents per share.

Approval of our common stock for listing on the Over The Counter
Bulletin Board with NASD is currently pending. However, there is no guarantee that we will obtain such approval.

At January 31, 2005, we had positive working capital of $92,040 compared to negative working capital of $696 at April 30, 2004. This change is primarily the result of payment of administration, and professional fees.

At January 31, 2005, our Company had total assets of $94,947 consisting of cash, which compares with our Company's total assets at April 30, 2004, of $400 consisting of cash. This change is the result of funds raised through our initial offering.

At January 31, 2005, our Company's total liabilities were $2,907.
Our total liabilities at April 30, 2004, were $696. This amount represents the balance owing of a related party loan.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development but do expect to do so in the future since developing online and network security management software is part of our planned activities.
We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $10,511 for the three months ending January 31, 2005, and a loss of $12,784 for the nine months ending January 31, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the three months ending January 31, 2005, were $10,511, and for the nine months ending January 31, 2005, were $12,784, compared to operating expenses of $696 for the year ending April 30, 2004.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005.

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

(b) Exhibits

31 - Certification of Principal Executive Officer and Principal
Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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





Date:  March 15, 2005                   By:  /s/ Kim Friesen
                                        Kim Friesen
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Principal
                                        Accounting Officer, and a member of
                                        the Board of Directors