Form 10KSB
period 2005-04-30
Cygni Systems CORP
filed 2005-07-28
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal period ended: April 30, 2005

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from ________ to _________

Commission File Number: 333-116045

CYGNI SYSTEMS CORPORATION (Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

460 Saint-Gabriel, Suite 21 Montreal, Quebec H2Y 2Z9 Canada (Address of principal executive offices)

(514) 397-0575 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☒

State issuer’s revenues for its most recent fiscal year:       0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None

The Issuer had 5,051,700 shares of Common Stock, par value $.001, outstanding as of July 25, 2005.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

1

PART I

Item 1.            Description of Business

Business Development

Cygni Systems Corporation (referred to herein as either the “Company,” or “we”) was incorporated in the State of Nevada on March 18, 2004.

Business of Issuer

During the fiscal year ended April 30, 2005 (the “2005 Fiscal Year”) the Company attempted to create a business engaged in (i) software product development and sales; and (ii) consulting services targeted to small business and individual consumers. Subsequent to the end of the 2005 Fiscal Year, the Company has experienced a change of control and has changed its business plan. In the interests of clarity, we intend to set forth in this annual report (the “Report”) both (i) the Company’s business plans as of the end of the 2005 Fiscal Year; and (ii) those business plans for the Company which are currently in place.

The software that we intended to develop during the 2005 Fiscal Year was to provide online and network security management. The software was to complement the second revenue generator of our business, the provision of online and network security consulting services, i.e., comprehensive provision of consulting services focusing on securing data such as: assessing system vulnerability, risk assessment, virus control policy, and network traffic analysis. The scope of services to be provided was to have depended on the customers needs. Software products that we were to have developed would be distributed to the customer via download from the Internet and/or through mail delivery of a compact disc containing the software program. It was expected that most of our consulting services would be undertaken from our office as our services could be performed by accessing a customer’s desktop or network through the Internet and via email communication and other telecommunication. Depending on the scope of the services agreed to be undertaken, we would consider attending at a customer’s office for the purpose of providing consulting services. Specifically, we expected that our business would be comprised of the following:

– Research and development of software designed to enhance internet and network security;

– Sales and/or licensing of software;

– Maintenance and customer support of software sold and/or licensed; and

– Consulting services related to online and network security.

In the period since the end of the 2005 Fiscal Year, the Company’s plans have changed. The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

On June 29, 2005, the Company entered into a Letter of Intent (the “Letter of Intent”) regarding a share exchange with XL Generation AG (“XLG”). Pursuant to the terms of the Letter of Intent, the Company has agreed to acquire all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the “Common Stock”) of the Company (the “Exchange Offer”). In the event that substantially all of XLG’s stockholders agree to participate in the Exchange Offer, such stockholders will thereafter collectively own approximately 60% of the issued and outstanding shares of the Company’s Common Stock as of such date, and the Company will hold all or substantially all of the issued and outstanding shares of XLG’s common stock. XLG is domiciled in Zug, Switzerland. To the knowledge of the Company, all XLG stockholders are non-U.S. persons. The Exchange Offer will be made to the current stockholders of XLG pursuant to the exemption from registration provided by Regulation S promulgated under the U.S. Securities Act of 1933, as amended. The Company Common Stock will be issued directly to the stockholders of XLG who accept the Exchange Offer. The Exchange Offer is conditioned on its acceptance by at least 90% of the stockholders of XLG, the completion of due diligence by the Company, the absence of litigation related to XLG, and other conditions contained in the Letter of Intent which must be performed or waived no later than August 31, 2005. At the closing of the Exchange Offer, the Company expects to appoint a minimum of five (5) new Directors and Officers. The Letter of Intent furthermore permits the Company to change its name to “XL Generation

International” as to which the Company has recently commenced the requisite formalities. If the closing does not occur on or before August 31, 2005, the Company may terminate the Letter of Intent and the transactions contemplated thereunder.

No assurance can be given that the Company will be successful in completing the aforementioned transaction, and no assurance can be given that any transaction which does occur will be on terms that are favorable to the Company or its current stockholders.

At the present time, the Company has no paid employees, on either a full or part-time basis. Mr. Claude Pellerin, the Company’s sole officer and director, currently serves without compensation.

Item 2.            Description of Property

The Company does not own or lease offices or property of any kind.

Item 3.            Legal Proceedings

The Issuer is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders

In the fourth quarter of the fiscal year ended April 30, 2005, no matters were submitted to the Company’s security holders for a vote.

PART II

Item 5.            Market for Common Equity and related Stockholder Matters

(a)       Market Information.

The Company’s common equity is traded on the over-the-counter bulletin board under the symbol cygi.ob. The only trading data we have available to us indicates that shares of the Company’s stock were traded for $.10 a share and $.12 a share on June 12, 2005. The aforementioned high and low prices of the common shares are inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b)       Holders.

As of the date of this report, the Company has 16 holders of record.

(c)       Dividends.

The Company has never declared or paid dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

(d)       Securities authorized for issuance under equity compensation plans.

The Company has never paid compensation to any officer or director, and does not have any compensation plans, involving the issuance of securities or otherwise.

Item 6.            Management’s Discussion and Analysis or Plan of Operation

Activities of the Company during the Fiscal Year ended April 30, 2005

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the 2005 Fiscal Year. This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004. The Company is in the development stage of its business. During the 2005 Fiscal Year, it was the intent of the Company to develop online and network security management software and online and network security consulting services. The Company intended to market its services and sell products through a website.

We have been a start-up stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations during the 2005 Fiscal Year was dependent upon its ability to secure market acceptance of its business plan and to raise additional funds and/or generate sufficient revenue through operations. There was no guarantee that the Company would be able to complete any of the above objectives and, even if it did accomplish certain objectives, no guarantee that the Company would attain profitability. These factors raised substantial doubt regarding the Company’s ability to continue as a going concern. In their report letter dated June 13, 2005, our auditors issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues. Management devoted much of its time during the 2005 fiscal year to developing a market for its business and considering other avenues of obtaining funds. At April 30, 2005, the Company had $78,686 in cash and $2,907 in liabilities. As of the end of the fiscal year, it was believed that if the Company were to proceed with implementing its planned activities, the Company would not have adequate working capital for the Company to successfully operate its’ business and to service its debt during the next 12 months, if additional revenue is not generated during this time. For the company to remain in business, we believe that we need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

Financial Condition, Liquidity and Capital Resources

The Company’s principal capital resources have been acquired through the sale of common stock.

On October 13, 2004, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On January 19, 2005, we completed our public offering by raising $105,120. We sold 1,051,700 shares of our common stock at an offering price of ten cents per share.

At April 30, 2005, we had positive working capital of $75,779 compared to negative working capital of $696 at April 30, 2004. This change is primarily the result of payment of administration, and professional fees.

At April 30, 2005, our Company had total assets of $78,686 consisting of cash, which compares with our Company’s total assets at April 30, 2004, of $400 consisting of cash. This change is the result of funds raised through our initial offering.

At April 30, 2005, our Company’s total liabilities were $2,907. Our total liabilities at April 30, 2004, were $696. This amount represents the balance owing of a related party loan.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $29,189 for the year ending April 30, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the year ending April 30, 2005, were $29,045, compared to operating expenses of $696 for the year ending April 30, 2004.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

The Company’s plan of operation during the 2005 Fiscal Year included the following:

The software that we intended to develop was to provide online and network security management. The software was to complement the second revenue generator of our business, the provision of online and network security consulting services, i.e., comprehensive provision of consulting services focusing on securing data such as: assessing system vulnerability, risk assessment, virus control policy, and network traffic analysis. The scope of services to be provided was to have depended on the customers needs. Software products that we were to have developed would be distributed to the customer via download from the Internet and/or through mail delivery of a compact disc containing the software program. It was expected that most of our consulting services would be undertaken from our office as our services could be performed by accessing a customer’s desktop or network through the Internet and via email communication and other telecommunication. Depending on the scope of the services agreed to be undertaken, we would consider attending at a customer’s office for the purpose of providing consulting services. Specifically, we expected that our business would be comprised of the following:

– Research and development of software designed to enhance internet and network security;

– Sales and/or licensing of software;

– Maintenance and customer support of software sold and/or licensed; and

– Consulting services related to online and network security.

The Company’s Recent Search for Business Opportunities

In the period since the end of the 2005 Fiscal Year, the Company’s plans have changed. The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

On June 29, 2005, the Company entered into a Letter of Intent (the “Letter of Intent”) regarding a share exchange with XL Generation AG (“XLG”). Pursuant to the terms of the Letter of Intent, the Company has agreed to acquire all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the “Common Stock”) of the Company (the “Exchange Offer”). In the event that substantially all of XLG’s stockholders agree to participate in the Exchange Offer, such stockholders will thereafter collectively own approximately 60% of the issued and outstanding shares of the Company’s Common Stock as of such date, and the Company will hold all or substantially all of the issued and outstanding shares of XLG’s common stock. XLG is domiciled in Zug, Switzerland. To the knowledge of the Company, all XLG stockholders are non-U.S. persons. The Exchange Offer will be made to the current stockholders of XLG pursuant to the exemption from registration provided by Regulation S promulgated under the U.S. Securities Act of 1933, as amended. The Company Common Stock will be issued directly to the stockholders of XLG who accept the Exchange Offer. The Exchange Offer is conditioned on its acceptance by at least 90% of the stockholders of XLG, the completion of due diligence by the Company, the absence of litigation related to XLG, and other conditions contained in the Letter of Intent which must be performed or waived no later than August 31, 2005. At the closing of the Exchange Offer, the Company expects to appoint a minimum of five (5) new Directors and Officers. The Letter of Intent furthermore permits the Company to change its name to “XL Generation International” as to which the Company has recently commenced the requisite formalities. If the closing does not occur on or before August 31, 2005, the Company may terminate the Letter of Intent and the transactions contemplated thereunder.

No assurance can be given that the Company will be successful in completing the aforementioned transaction, and no assurance can be given that any transaction which does occur will be on terms that are favorable to the Company or its current stockholders. In the event that such transaction does not occur, the Company will continue to seek and evaluate business opportunities.

Evaluation of Business Opportunities

In the event that the transactions contemplated by the Letter of Intent are not consummated, the analysis of future business opportunities will be under the supervision of the Company’s sole officer. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company is unable to predict when it may participate in a business opportunity. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing or other agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the stockholders of the target company, typically, become the majority of the stockholders of the combined company, the board of directors and officers of the target company may become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s stockholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company’s limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.            Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Cygni Systems Corporation
   (a development stage company)
   Winnipeg, Canada

We have audited the accompanying balance sheet of Cygni Systems Corporation, (“Cygni”)(a development stage company), as of April 30, 2005 and the related statements of expenses, changes in stockholders’ equity and cash flows for the year then ended and the period from March 18, 2004 (Inception) through April 30, 2004 and 2005. These financial statements are the responsibility of Cygni’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cygni as of April 30, 2005 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cygni will continue as a going concern. As discussed in Note 2 to the financial statements, Cygni has suffered recurring losses from operations and has negative cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC www.malone-bailey.com Houston, Texas

June 13, 2005
9

CYGNI SYSTEMS CORPORATION (A Development Stage Company) BALANCE SHEET April 30, 2005

ASSETS

Cash	$78,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Loans payable – related party	$2,907

TOTAL LIABILITIES	2,907

STOCKHOLDERS’ EQUITY

Common stock, 100,000,000 shares authorized at $0.001 par value; 5,051,700 shares issued and outstanding	5,052
Additional paid in capital	100,612
Deficit accumulated during development stage	(29,885)

Total Stockholders’ Equity	75,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,686

See accompanying summary of accounting policies and notes to financial statements.
10

CYGNI SYSTEMS CORPORATION (A Development Stage Company) STATEMENTS OF EXPENSES
Year ended April 30, 2005 and Periods from March 18, 2004 (inception) through April 30, 2004 and 2005

	2005	Inception Through April 30, 2004	Inception Through April 30, 2005

General and administrative	$29,045	$696	$29,741
Interest expense	144	—	144

Net loss	$(29,189)	$(696)	$(29,885)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding	4,355,462	4,000,000

See accompanying summary of accounting policies and notes to financial statements.
11

CYGNI SYSTEMS CORPORATION (A Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY From March 18, 2004 (Inception) through April 30, 2005

	Common Stock		Deficit Accumulated During the Development Stage

				Total
	Shares	Amount

Shares issued to founders
for cash	4,000,000	$400	$—	$400
Net loss	—	—	(696)	(696)

Balances at April 30, 2004	4,000,000	400	(696)	(296)

Shares issued for:
- cash	1,051,700	105,120	—	105,120
Imputed interest	—	144	—	144
Net loss	—	—	(29,189)	(29,189)

Balances at April 30, 2005	5,051,700	105,664	$(29,885)	$75,779

Less: par		5,052

Additional paid in capital		$100,612

See accompanying summary of accounting policies and notes to financial statements.
12

CYGNI SYSTEMS CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS Year ended April 30, 2005 and Periods from March 18, 2004 (inception) through April 30, 2004 and 2005

	2005	Inception Through April 30, 2004	Inception Through April 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,189)	$(696)	$(29,885)
Imputed interest	144	—	144

NET CASH USED IN OPERATING ACTIVITIES	(29,045)	(696)	(29,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	105,120	400	105,520
Proceeds from loans payable
- related party	2,211	696	2,907

NET CASH PROVIDED BY FINANCING
ACTIVITIES	107,331	1,096	108,427

NET CHANGE IN CASH	78,286	400	78,686
Cash balance, beginning of period	400	—	—

Cash balance, end of period	$78,686	$400	$78,686

Supplemental information:

Income taxes paid	$—	$—	$—
Interest paid	—	—	—

See accompanying summary of accounting policies and notes to financial statements.
13

CYGNI SYSTEMS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Cygni Systems Corporation (“Cygni”) was incorporated in Nevada on March 18, 2004. Cygni was organized for the purpose of undertaking design, development, and sales of online and network security software as well as provision of online and network security consulting services.

Cygni’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.

Cygni is in the development stage and has elected April 30 as its fiscal year end.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Cygni has had no revenue since inception.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Income Taxes.  Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and diluted Loss Per Share. Basic loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Foreign Currency Translation. Cygni is based in Canada although it is incorporated in Nevada. Since inception, all transactions have been in U.S. dollars, although that will change when operating activities commence. An account, Other Comprehensive Income, will be added to Stockholders’ Equity that will represent changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, the Canadian operations will translate its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period will be translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders’ Equity.

Recently Issued Accounting Pronouncements. Cygni does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

14

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Cygni incurred recurring net losses of $ 696, and $29,189 in fiscal 2004 and 2005, respectively, has negative cash flows from operating activities of $29,045 and total assets of $78,686 does not provide adequate working capital for Cygni to successfully operate its business during the next 12 months. These conditions raise substantial doubt as to Cygni’s ability to continue as a going concern. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Cygni is unable to continue as a going concern.

NOTE 3 – INCOME TAX

Cygni uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Cygni incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $29,700 at April 30, 2005, and will expire in the years 2024 through 2025.

At April 30, 2005, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,461
Less: valuation allowance	(4,461)

Net deferred tax asset	$—

NOTE 4 – COMMON STOCK

During fiscal 2004, Cygni sold 4,000,000 common shares to its founders for $400.

During January 2005, Cygni sold 1,051,700 common shares for $105,120.

NOTE 5 – SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Loans payable to a related party of $2,907 at April 30, 2005 represent funds advanced to Cygni by an officer. These advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the period.

Cygni neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.          Controls and Procedures

It is the responsibility of the sole office of the Company (who serves as Chief Executive Officer and Chief Financial Officer) to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

15

As of April 30, 2005, management conducted an evaluation of the Company’s disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of April 30, 2005. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended April 30, 2005 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The term “disclosure controls and procedures” as used in this report means, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), controls and other procedures of our Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 8B.          Other Information

None.

PART III

Item 9.	Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

At the present time, the sole officer of the Company is Mr. Claude Pellerin, who serves as President, Treasurer and Secretary. Mr. Pellerin is also the Company’s sole director. Mr. Pellerin will serve as director until the next annual meeting of stockholders, or until his death, resignation, retirement, removal, disqualification, and until his successors have been elected and qualified. The biographical information for the Company’s directors is as follows:

Name	Age	Position	Director

Claude Pellerin	35	President, Treasurer, Secretary and Director	2005-Present

Claude Pellerin: Mr. Pellerin has been an attorney since 1997. He is currently a partner at the law firm of Hovington Pellerin Simard, where he has been since December of 2003. He has served as a director of several privately held companies.

Section 16(a) of the Securities exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of forms furnished to the Company with respect to the fiscal year ended April 30, 2005, to the best of the Company’s knowledge, none of the Company’s directors, executive officers serving the Company as of April 30, 2005 and none of the holders of more than 10% of its Common Stock as of April 30, 2005, timely filed the reports required by Section 16(a). The Company’s current directors and executive officers serving as of the date of this Report have properly filed all such reports and have advised the prior directors and executive officers to remediate their filing deficiencies as soon as reasonably possible.

16

The Company has not yet adopted a written Code of Ethics, but management intends to do so in the event that the Company closes the merger, acquisition or similar activity, as discussed in Item 6 hereof.

Item 10.          Executive Compensation

The Company’s sole officer and director has not received any compensation from the Company. Mr. Pellerin is presently serving without an employment contract.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company’s outstanding common stock as of July 25, 2005. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

Shares Beneficially Owned

Name/Address of Beneficial Owner	Title of Class	Number	Percent

DT Crystal Holdings Ltd. 2nd Floor., Ansbacher House, East Street and Bank Lane, P.O. Box N-9934, Nassau, Bahamas	Common	4,000,000	79.18%
All Directors and Officers as a Group (1 Persons)	Common	0	0%

Item 12. Certain Relationships and Related Transactions None. Item 13. Exhibits The following documents have been filed as a part of this Report:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 28, 2004.

Item 14.          Principal Accountant Fees and Services

Audit Fees

The aggregate fees of Malone & Bailey, PC for professional services rendered for the audit of the Company’s annual financial statements for the year ended April 30, 2005 totaled $3,000.

Audit-Related Fees

The aggregate fees billed by Malone & Bailey, PC for audit related services for the year ended April 30, 2005, and which are not disclosed in “Audit Fees” above, were $3,000.

17

Tax Fees

The aggregate fees billed by Malone & Bailey, PC for tax compliance for the year ended April 30, 2005 was $0.

All Other Fees

The aggregate fees billed by Malone & Bailey, PC for services other than those described above, for the year ended April 30, 2005, were $0.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYGNI SYSTEMS CORPORATION

Dated:	July 25, 2005
		By:	/s/ Claude Pellerin

			Name:	Claude Pellerin
			Title:	President and Chief Executive Officer Treasurer and Principal Accounting Officer Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	July 25, 2005	By:	/s/ Claude Pellerin

			Name:	Claude Pellerin
			Title:	President and Chief Executive Officer Treasurer and Principal Accounting Officer Secretary and Director
18