Form 10QSB
period 2005-07-31
XL Generation International
filed 2005-09-14
CIK 1290506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended: July 31, 2005

|_|   Transition Report under Section 13 or 15(d) of the Exchange Act

      For the transition period from ________ to _________

                       Commission File Number: 333-116045

                        XL GENERATION INTERNATIONAL INC.
           (Name of Small Business Issuer as specified in its charter)

             NEVADA                                             20-0909393
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                           460 Saint-Gabriel, Suite 21
                            Montreal, Quebec H2Y 2Z9
                                     Canada
                    (Address of principal executive offices)

                                 (514) 397-0575
                (Issuer's telephone number, including area code)

                            Cygni Systems Corporation
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Issuer had 25,517,000 shares of Common Stock, par value $.001, outstanding as of September 12, 2005.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ............................................    3

Item 1. Financial Statements ..............................................    3

Balance Sheet .............................................................    3

Statement of Expenses .....................................................    4

Statement of Cash Flows ...................................................    5

Notes to Financial Statements .............................................    6

Item 2. Management's Discussion and Analysis or Plan of Operation .........    7

Item 3. Controls and Procedures ...........................................    9

PART II-OTHER INFORMATION .................................................   11

Item 1. Legal Proceedings .................................................   11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   11

Item 3. Defaults Upon Senior Securities ...................................   11

Item 4. Submission of Matters to a Vote of Security Holders ...............   11

Item 5. Other Information .................................................   11

Item 6. Exhibits and Reports on Form 8-K ..................................   11

SIGNATURES ................................................................   12

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  July 31, 2005
                                   (Unaudited)

ASSETS

         Cash                                                         $  45,142
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Accounts payable                                             $  13,156
         Loans payable - related party                                   10,000
                                                                      ---------
     TOTAL LIABILITIES                                                   23,156
                                                                      ---------
STOCKHOLDERS' EQUITY

       Common stock, 100,000,000 shares authorized
           at $0.001 par value; 5,051,700 shares
           issued and outstanding                                         5,052
       Additional paid in capital                                       100,612
       Deficit accumulated during development stage                     (83,678)
                                                                      ---------
                  Total Stockholders' Equity                             21,986
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  45,142
                                                                      =========

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                 Three months ended July 31, 2005 and 2004, and
          Period from March 18, 2004, (Inception) through July 31, 2005
                                   (Unaudited)

                                                                       Inception
                                           Three Months Ended           Through
                                                July 31,               July 31,
                                          2005            2004           2005
                                       ----------      ----------      ---------

General & administrative                   53,400      $    2,273      $ 83,141
Interest expense                              393              --           537
                                       ----------      ----------      --------

         NET LOSS                      $  (53,793)     $   (2,273)     $(83,678)
                                       ==========      ==========      ========

Basic and diluted net loss per share   $     (.01)     $     (.00)

Weighted average shares outstanding     5,051,700       4,000,000

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 Three Months ended July 31, 2005 and 2004, and
          Period from March 18, 2004 (Inception) through July 31, 2005
                                   (Unaudited)

                                                                      Inception
                                                Three Months Ended     Through
                                                     July 31,          July 31,
                                                2005         2004        2005
                                              --------      -------   ---------
Cash Flows Used in Operating Activities
  Net loss                                    $(53,793)     $(2,273)  $ (83,678)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Imputed interest                                --           --         144
  Changes in:
    Accounts payable                            13,156        2,211      13,156
                                              --------      -------   ---------
  Net Cash Used in Operating Activities        (40,637)         (62)    (70,378)
                                              --------      -------   ---------

Cash Flows Provided by Financing Activities
  Proceeds from sales of common stock               --           --     105,520
  Proceeds from loans payable - related         10,000           --      12,907
  Payment of loans payable - related            (2,907)          --      (2,907)
                                              --------      -------   ---------
  Net Cash Provided By Financing Activities      7,093           --     115,520
                                              --------      -------   ---------

Net Change in Cash                             (33,544)         (62)     45,142

Cash at beginning of period                     78,686          400          --
                                              --------      -------   ---------

Cash at end of period                         $ 45,142      $   338   $  45,142
                                              ========      =======   =========

Supplemental Information:
  Cash paid for interest                      $    393      $    --   $     393

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of XL Generation International Inc. ("XL") (formerly Cygni Systems Corporation ("Cygni")), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in XL's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - SUBSEQUENT EVENT

On August 19, 2005 Cygni entered into a Share Exchange Agreement with XL Generation AG ("XLG") whereby Cygni acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance of 15 Million shares of Cygni's restricted common stock. Immediately after the share exchange, the XLG shareholders owned approximately 60% of the issued and outstanding shares of Cygni's common stock. The transaction will be accounted for as a reverse merger.

In connection with the Share Exchange Agreement, Cygni:

      o entered into a Share Cancellation Agreement with DT Crystal Holdings ("DT") regarding 4,000,000 shares of Cygni common stock owned by DT. Cygni and DT agreed to cancel the 4,000,000 shares of common stock held by DT in exchange for Cygni granting 500,000 options to DT with an exercise price of $1.00.

      o approved a stock dividend of nine shares of Cygni common stock for each currently issued and outstanding share of Cygni's common stock. The record date and the payable date were fixed for August 29, 2005. Per the Share Exchange Agreement, the shareholders of XLG did not participate in the stock dividend.

On August 23, 2005, Cygni changed its name to "XL Generation International".

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (formerly known as Cygni Systems Corporation, and referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended July 31, 2005 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004. The initial business plan of the Company was to attempt to create a business engaged in (i) software product development and sales; and (ii) consulting services targeted to small business and individual consumers. During the period covered by this Report, the Company experienced a change of control and changed its business plan. In the interests of clarity, we intend to set forth in this Report both (i) the Company's business plans as of the commencement of the period covered by this Report; and (ii) those business plans for the Company which were put into place upon the change in control.

The Company's initial business plan was to create and sell computer software and consulting services relating to security. The software that we intended to develop was to provide online and network security management. The software was to complement the second revenue generator of our business, the provision of online and network security consulting services, i.e., comprehensive provision of consulting services focusing on securing data such as: assessing system vulnerability, risk assessment, virus control policy, and network traffic analysis. The scope of services to be provided was to have depended on the customers needs. Software products that we were to have developed would be distributed to the customer via download from the Internet and/or through mail delivery of a compact disc containing the software program. It was expected that most of our consulting services would be undertaken from our office as our services could be performed by accessing a customer's desktop or network through the Internet and via email communication and other telecommunication. Depending on the scope of the services agreed to be undertaken, we would consider attending at a customer's office for the purpose of providing consulting services.

A change of control occurred at the Company on June 17, 2005. In connection with this change in control, the Company's purpose became to seek, investigate and, if such investigation warranted, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desired to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company's discretion in the selection of business opportunities was unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

On June 29, 2005, the Company entered into a Letter of Intent (the "Letter of Intent") regarding a share exchange with XL Generation AG ("XLG"). Pursuant to the terms of the Letter of Intent, the Company agreed to acquire all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the "Common Stock") of the Company (the "Exchange Offer"). The Letter of Intent provided that in the event that substantially all of XLG's shareholders agreed to participate in the Exchange Offer on that date, such shareholders would thereafter collectively own approximately 60% of the issued and outstanding shares of the Company's Common Stock as of such date, and the Company would hold all or substantially all of the issued and outstanding shares of XLG's common stock. It was determined that XLG is domiciled in Zug, Switzerland, and that, to the knowledge of the Company, XLG's shareholders are non-U.S. persons. The Exchange Offer was made to the shareholders of XLG pursuant to the exemption from registration provided by Regulation S promulgated under the U.S. Securities Act of 1933, as amended. The Letter of Intent also provided that the Company's Common Stock would be issued directly to the shareholders of XLG who accepted the Exchange Offer. The Exchange Offer was conditioned on its acceptance by at least 90% of the stockholders of XLG, the completion of due diligence by the Company, the absence of litigation related to XLG, and other conditions contained in the Letter of Intent which were to be performed or waived no later than August 31, 2005. The Letter of Intent provided that at the closing of the Exchange Offer, the Company was to appoint a minimum of five (5) new Directors and Officers. The Letter of Intent furthermore provided that the Company was permitted to change its name to "XL Generation International".

On August  19,  2005,  the  Company  entered  into and  closed a Share  Exchange
Agreement (the "Share Exchange Agreement") with XLG, as contemplated by the Letter of Intent. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XLG. The parties have agreed to make certain post-closing deliveries (the "Post-Closing Deliveries") as discussed in further detail below. Until the completion of the Post-Closing Deliveries, all of shares of the common stock of the Company and XLG will be held in escrow. The Exchange Offer was conditioned on its acceptance by at least 90% of the stockholders of XLG. All of XLG's shareholders agreed to the Exchange Offer. The Post-Closing Deliveries included the filing of a report on Form 8-K by the Company and the preparation and delivery by XLG of audited financial information no later than seventy-five days from August 19, 2005. Following the closing, the Company intends to complete its recapitalization (as discussed in further detail below). In connection with the closing of the Exchange Offer, the Company has appointed four (4) new officers, who replaced the sole officer of the Company, and four (4) new directors, who supplemented the sole director of the Company. Following completion of the actions required in connection with the Post-Closing Deliveries, all of the issued and outstanding shares of XLG's common stock will be released from escrow to the Company and the Company Common Stock held in escrow will be delivered to the shareholders of XLG.

In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of Cygni prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock currently held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli have waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005). After giving effect to such cancellation, stock dividend and such dividend waivers, the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli now jointly control approximately 60% of the Company's issued and outstanding stock and DT Crystal Holdings Ltd. will hold the right to acquire approximately 2% of the Company's issued and outstanding stock upon exercise of an option at an exercise price of $1.00 per share.

XLG, based in Zug, Switzerland, designs specific flooring products for sports, recreational and commercial markets. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the "XL technology" patented in 42 countries. XLG produces its owned product lines under the "XL" trademark, including the "genuine" XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology".

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to "XL Generation International Inc." The Company also changed its stock symbol to XLGI.

Plan of Operations

Management is currently devoting much of its time to integrating XLG into the Company and considering other avenues of obtaining funds. At the present time, the Company has no paid employees, on either a full or part-time basis. All of the Company's current officers and directors are presently serving without compensation.

Our Company has not had revenues since inception. Until the Company consummates the transaction and commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities. Our Company has no long-term debt and does not regard long-term borrowing as a good prospective source of financing.

In connection with the completion of the aforementioned Exchange Offer, the Company incurred certain legal expenses, and the Company borrowed a total amount of $10,000 from Capex Investments (Canada) Limited, a Company related to Claude Pellerin, who was at that time the Company's sole officer and director.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees. XL Generation AG is expected to have sales of approximately $8-10 million, for the last three quarter of our fiscal year and has 18 employees.

For the near future it is anticipated that the Company will not be able to diversify, but will essentially be limited to the present acquisition because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered as a factor in any decision to purchase the Company's securities.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

Since the Company's inception on March 18, 2004, our principal capital resources have been acquired through issuance of common stock. On October 13, 2004, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. On January 19, 2005, we completed our public offering by raising $105,120. We sold 1,051,700 shares of our common stock at an offering price of ten cents per share. Our common stock has been approved for listing on the Over the Counter Bulletin Board with NASD.

Liquidity

At July 31, 2005, we had positive working capital of $21,986 compared to positive working capital of $75,779 at April 30, 2005. This change is primarily the result of payment of administration, and professional fees.

At July 31, 2005, our Company had total assets of $45,142 consisting of cash, which compares with our Company's total assets at April 30, 2005, of $78,686 consisting of cash. This change is the result of payment of administration, professional fees and reimbursement of a loan.

At July 31, 2005, our Company's only liabilities consisted of accounts payable of $13,156 and a loan of $10,000 to a related party. Our total liabilities at April 30, 2005, were $2,907. This amount represented the balance owing of a related party loan, and was reimbursed by July 31, 2005.

Results of Operations

Our Company posted a loss of $53,793 for the three months ending July 31, 2005. The principal components of the loss were administration and professional fees and reimbursement of a related party loan. Operating expenses for the three months ending July 31, 2005, were $53,793, compared to operating expenses of $2,273 for the three months ending July 31, 2004.

Off-Balance Sheet Arrangements

At July 31, 2005, the Company was not a party to any off-balance sheet arrangements.

Item 3. Controls and Procedures

It is the responsibility of the officers of the Company to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of July 31, 2005, management conducted an evaluation of the Company's disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of July 31, 2005. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended July 31, 2005 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The term "disclosure controls and procedures" as used in this report means, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), controls and other procedures of our Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 8, 2005, Mr. Claude Pellerin (who was serving as the sole director of the Company on such date) approved and recommended that the Company amend its Certificate of Incorporation, changing the Company's name from "Cygni Systems Corporation" to "XL Generation International Inc." On July 11, 2005, stockholders holding 4,000,000 of the 5,051,700 shares of the Company's voting stock which was then outstanding voted in favor of this amendment by written consent, and the remaining stockholders received notification of this vote by means of an Information Statement provided by the Company to such stockholders and filed with the U.S. Securities Exchange Commission.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On June 22, 2005, a Report on Form 8-K was filed in connection with a change of control at the Company, the resignation of Kim Friesen and Andrea Meakin as officers and directors of the Company, and the appointment of Claude Pellerin as the Company's sole officer and director.

On July 6, 2005, a Report on Form 8-K was filed in connection with the Company's entry into a Letter of Intent regarding a share exchange with XL Generation AG.

On July 19, 2005, a Report on Form 8-K was filed in connection with a change in the location of the Company's offices.

(b) Exhibits

Exhibit No.       Description of Exhibits
-----------       -----------------------

31.1              Certification of Principal Executive Officer filed pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Principal Financial Officer filed pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XL GENERATION INTERNATIONAL INC.
                                                  (Registrant)


Date: September 13, 2005                  By: /s/ Alain Lemieux
                                              -------------------------
                                              Name:  Alain Lemieux
                                              Title: President, Chief Executive
                                                     Officer, and Director