Form 10QSB
period 2005-09-30
XL Generation International
filed 2005-12-30
CIK 1290506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended:      September 30, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act For the transition period from ________ to _________

                         Commission File Number: 0-51213

                        XL GENERATION INTERNATIONAL INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The Issuer had 30,050,333 shares of Common Stock, par value $.001, outstanding as of December 29, 2005.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                      Page
PART I            FINANCIAL INFORMATION .................................................................3

Item 1.           Financial Statements...................................................................3

                  Balance Sheet..........................................................................3

                  Statement of Operations................................................................4

                  Statement of Cash Flows................................................................5

                  Notes to Financial Statements..........................................................6

Item 2.           Management's Discussion and Analysis or Plan of Operation.............................11

Item 3.           Controls and Procedures...............................................................13

PART II           OTHER INFORMATION.....................................................................14

Item 1.           Legal Proceedings.....................................................................14

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...........................14

Item 3.           Defaults Upon Senior Securities.......................................................14

Item 4.           Submission of Matters to a Vote of Security Holders...................................14

Item 5.           Other Information.....................................................................14

Item 6.           Exhibits and Reports on Form 8-K......................................................14

                  SIGNATURES        ....................................................................16

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                                                      PROFORMA
                                                    September 30    December 31,
                                                       2005             2004
                     ASSETS
                                                     Unaudited       Unaudited
CURRENT ASSETS:
 Cash                                                   57,613          434,194
 Inventory                                              56,121                0
 Due from shareholder                                                   416,047
 Prepaid expenses and sundry current assets            330,244           49,355
                                                    ----------       ----------

TOTAL CURRENT ASSETS                                   443,978          899,596

PROPERTY AND EQUIPMENT, AT COST,
 LESS ACCUMULATED DEPRECIATION                             776            1,768
                                                    ----------       ----------

OTHER ASSETS:

TOTAL ASSETS                                           444,754          901,364
                                                    ==========       ==========

       LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES:
 Note payable-shareholder                            2,459,222          489,220
 Note payable- supplier                              2,903,546        2,352,333
 Accrued expenses and sundry current liabilities                         76,275
                                                    ----------       ----------

TOTAL CURRENT LIABILITIES                            5,362,768        2,917,828

TOTAL OTHER LIABILITIES

STOCKHOLDERS' DEFICIENCY
 Common stock                                           88,390           88,390
 Additional paid in capital
 Retained earnings                                  (4,856,507)      (1,954,958)
 Other comprhensive income (loss)                     (149,897)        (149,897)
                                                    ----------       ----------
TOTAL STOCKHOLDERS' DEFICIENCY                      (4,918,014)      (2,016,465)

TOTAL LIABILITIES AND STOCKHOLDERS
 DEFICIENCY                                            444,754          901,364
                                                    ==========       ==========

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                            STATEMENTS OF OPERATIONS
               Three months ended September 30, 2005 and 2004, and
           Nine months ended September 30, 2005 and September 30, 2004
                                   (Unaudited)

                                           Nine Months Ended   Nine Months Ended    Three Months Ended    Three Months Ended
                                             September 30         September 30           September 30        September 30
                                                 2005                 2004                 2005                 2004
                                                         Unaudited                                 Unaudited
SALES                                          1,200,074              131,273              501,929               11,015
                                              ----------           ----------           ----------           ----------

COSTS AND EXPENSES:
 Cost of sales                                 1,356,781              132,914              861,905               10,951
 Selling, general and administrative           3,189,636              206,571              835,555               85,201
 Interest                                          3,831                3,034                1,519                  492
 Foreign exchange loss                          (348,612)                                 (201,141)
                                              ----------           ----------           ----------           ----------

TOTAL COSTS AND EXPENSES                       4,201,636              342,519            1,497,838               96,644

LOSS BEFORE TAXES                             (3,001,562)            (211,246)            (995,909)             (85,629)

INCOME TAXES                                           0                    0                    0                    0
                                              ----------           ----------           ----------           ----------

NET LOSS                                      (3,001,562)            (211,246)            (995,909)             (85,629)
                                              ==========           ==========           ==========           ==========

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                            STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                               Nine Months Ended    Nine Months Ended
                                                                 September 30         September 30
                                                                     2005                 2004
                                                                              Unaudited
Net loss                                                         (3,001,562)             (96,175)

Adjustment to reconcile net income to net cash provided by operating activities

 Depreciation and amortization                                            0

Changes in operating assets and liabilities:
 Inventory                                                          (56,121)
 Accounts receivable                                               (330,244)             (23,938)
 Prepaid expenses and sundry current assets                          49,355
 Accounts payable and accrued Expenses                              (89,065)              79,291
                                                                 ----------           ----------

Net cash provided by operating activities                        (3,427,637)             (40,822)

Financing activities
 Repayments of advances to stockholders                            (489,220)
 Advances to related party                                           (2,907)              28,545
 Issuance of common stock                                                 0                3,999
 Proceeds of shareholder loans                                    2,216,192                2,907
 Proceeds of loans payable supplier                               1,224,218
                                                                 ----------           ----------
Net cash provide by (used) financing activities                   2,948,283               35,451

Increase (decrease) in cash                                        (479,354)              (5,371)

Cash- beginning of period                                           536,967                7,076
                                                                 ----------           ----------

Cash- end of period                                                  57,613                1,705

                        XL GENERATION INTERNATIONAL INC.
                      (formerly CYGNI SYSTEMS CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS

XL Generation International Inc. (the "Company") was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with XL Generation AG ("XLG"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the "Common Stock") of the Company.

In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005).

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to "XL Generation International Inc." The Company also changed its stock symbol to XLGI.

The Company now serves as the holding company for XLG. The Company has no other operations other than XLG.

XLG was incorporated in 1991, and was inactive until March of 2004, when it was granted the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities. XLG has its operational headquarters in Zug, Switzerland. XLG is a provider of artificial turf to international soccer clubs, educational institutions and other leisure providers across North America, Europe and Asia. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the "XL technology" patented in 42 countries. XLG produces its owned product lines under the "XL" trademark, including the "genuine" XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology."

XLG's products were developed in Canada beginning in 2000. In September, 2004, its Canadian subsidiary was transferred to a third party, who was a significant stockholder in XLG.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary XLG after the elimination of inter-company accounts and transactions up to the transaction date. As required by the SEC in Reverse Takeover transactions, the operating entity, in this case XLG, is deemed to be the acquirer whose results are reported in these financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At September 30, 2005, the Company did hold cash equivalents of $0 ($0 December 31, 2004). As at September 30th the Company held cash of $57,613 ($434,194 as per December 31,
2004).

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. The company periodically reviews for obsolete and slow-moving inventory based on historical usage, and future requirements. At September 30, 2005, the Company held $56,121in inventory ($0 as per December 31, 2004).

OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

Computer equipment--3 yrs..........................................................................$2,903
Furniture & fixtures--10 yrs.......................................................................
                                                                                           ----------------

Less:  accumulated depreciation..................................................................(2,127)
                                                                                           ----------------
Balance December 31, 2005                                                                           $776
                                                                                           ----------------
Balance December 31, 2004                                                                         $1,768
                                                                                           ================

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer. As part of its product sales price, the Company provides support, which is generally utilized by the customer shortly after the sale.

INCOME TAXES

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company does not currently promote or utilize Stock-Based Compensation plans.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow. For further information regarding recent accounting pronouncements, please see Note 10.

CONTROL PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NOTE 2--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. With respect to the nine-months ending September 30, 2005, the Company has incurred losses of $3,001,562 ($211,246 losses for the nine-months ending September 2004). The Company has negative working capital for the year of $3,427,637 ($40,822 negative working capital for the nine-months ending September 30, 2004), and a stockholders' deficit of $4,918,014 as of September 2005 ($2,016,465 deficit for the nine-months ending September 30, 2004), all of which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume.

The Company's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

The Company's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3--ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2005:

                                                           September 30, 2005:       December 31 , 2004:
Accrued interest.......................................................$14,000...................$23,999
Accrued operating expenses..............................................12,277....................52,276
Warranty                                                               600,000
                                                           ---------------------- -------------------------
                                                                      $626,277                   $76,275
                                                           ====================== =========================

NOTE 4--NOTE PAYABLE

During 2004, the Company received a total of $2,352,333 for an unsecured demand note payable from SOREVE, a former parent company of its French distributor. The note balance at September 30, 2005 was $1,528,361 at September 30, 2005 ($2,352,333 as of December 31, 2004).

Mr. Albert Beerli, a significant shareholder continued to support the Company with additional funds through payment of overheads in the Head Office. The total note balance at September 30, 2005 was $459,223 ($489,220 as of December 31,
2004).

During the third quarter the Company received loans from shareholders, CAPEX Investment Limited of $2,000,000 in aggregates. These loans were advances on Private Placements to be executed and converted to shares in the near future.

NOTE 5--CAPITAL STOCK

The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares, of which 25,517,000 were issued and fully paid up as of September 30, 2005.

NOTE 6--INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $4,856,000 at September 30, 2005. These expire 20 years after incurred. Components of deferred tax assets and liabilities at September 30, 2005 are as follows:

                                                            September 30, 2005:      December 31 , 2004:
Deferred tax asset.......................................................$2,000...................$1,000
Valuation allowance.....................................................(2,000)..................(1,000)
                                                        -------------------------- ------------------------
Net deferred tax asset.......................................................$0.......................$0
                                                        ========================== ========================

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of September 30, 2005 was approximately $2,000.

NOTE 7--COMMITMENTS AND CONTINGENCIES

The Company had no contingent liabilities as of September 30, 2005.

NOTE 8--RELATED PARTY TRANSACTIONS

Mr. Beerli undertook to advance payments during the year to cover general overheads and running cost of the of Zug office. The balance as of September 30, 2005 was $459,223.

NOTE 9--SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2005, the Company closed private placement offerings of restricted Common Stock pursuant to which the Company issued 4,033,333 shares of Common Stock at a purchase price of $1.00 per share which resulted in aggregate proceeds to the Company of $4,033,333.00. In connection with the private placements, the Company also issued Series A Warrants exercisable for an aggregate of 1,441,111 shares of Common Stock at a purchase price of $1.25 per share and Series B Warrants exercisable for an aggregate of 1,400,000 shares of Common Stock at a purchase price of $1.25 per share. None of the warrants have been exercised as of the filing of this report. On December 19, 2005, DT Crystal Holdings Ltd. fully exercised its option to buy 500,000 shares of restricted Common Stock at a purchase price of $1.00 per share which resulted in aggregate proceeds to the Company of $500,000. The Company has undertaken to register for resale all of the foregoing shares and shares underlying warrants.

Note 10- RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R ("FIN 46-R") "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123
(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such compensation be measured according to the grant-date fair value of stock options. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. The Company currently does not provide for any stock-based compensation and it will evaluate the impact this statement will have on its consolidated financial statements if such compensation were to take place in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 ("FIN 47), "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company's financial position, cash flows and results of operations.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3" SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2005 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with XL Generation AG ("XLG"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the "Common Stock") of the Company.

In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005).

XLG, based in Zug, Switzerland, designs specific flooring products for sports, recreational and commercial markets. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the "XL technology" patented in 42 countries. XLG produces its owned product lines under the "XL" trademark, including the "genuine" XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology."

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to "XL Generation International Inc." The Company also changed its stock symbol to XLGI.

The Company now serves as the holding company for XLG. The Company has adopted XLG's fiscal year end, and the following Management's Discussion and Analysis of Financial Condition and Results of Operations describes the financial condition and results of operations for XLG. The Company has no other operations other than XLG.

XLG was incorporated in 1991, and was inactive until March of 2004, when it was granted the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2005 and 2004

The Company posted a net loss of $995,909 for the three months ending September 30, 2005, compared to a net loss of $85,629 for the three months ended September 30, 2004. Total sales for the three months ended September 30, 2005 were $501,929, compared to total sales for the three months ended September 30, 2004 of $11,015. Total costs and expenses for the three months ended September 30, 2005 were $1,497,838, compared to total costs and expenses for the three months ended September 30, 2004 of $96,644.

Nine Months Ended September 30, 2005 and 2004

The Company posted a net loss of $3,001,562 for the nine months ending September 30, 2005, compared to a net loss of $211,246 for the nine months ending September 30, 2004. Total sales for the nine months ended September 30, 2005 were $1,200,074, compared to total sales for the nine months ended September 30, 2004 of $131,273. Total costs and expenses for the nine months ended September 30, 2005 were $4,201,636, compared to total costs and expenses for the nine months ended September 30, 2004 of $342,519.

Liquidity and Capital Resources

At September 30, 2005, the Company had $57,613 in cash, as opposed to $1,705 in cash at September 30, 2004.

At September 30, 2005, the Company had total assets of $444,754 compared to total assets of $1,440,721 at December 31, 2004.

At September 30, 2005, the Company had total current liabilities of $5,362,768 compared to total current liabilities of $2,917,828 at December 31, 2004.

During 2004 the Company received a total of $2,352,333 for an unsecured demand note payable from SOREVE, a former parent company of its French distributor. The note balance at December 31, 2004 was $2,352,333. The note bears interest at a rate based upon a percentage of sales pursuant to a related sales agreement. In March 2004 the Company received $173,100 for an unsecured demand note payable from Mr. Albert Beerli, a stockholder. During the year, Mr. Beerli continued to support the Company with additional funds through the payments of overhead in the Zug office. The total note balance at December 31, 2004 was $489,220.

Between April of 2005 and September of 2005, Capex Investments Limited (which is affiliated with Capex Investments (Canada) Limited) loaned the Company $1,500,000. On September 12, 2005, Capex Investments Limited entered into a Loan Agreement with the Company, pursuant to which Capex Investments Limited loaned the Company an additional $500,000.

In the third quarter of 2005, the Company focused considerable resources on further developing its outdoor turf products. In the third quarter, the Company also experienced increased costs on sales and marketing, employee travel and operational expenses in connection with entering into new sales agreements. Since that time, the Company has raised funds through private placements to ensure its liquidity.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan for the Company's continued existence includes selling additional stock through private placements or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. The inability of the Company to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence.

Off-Balance Sheet Arrangements

At September 30, 2005, the Company was not a party to any off-balance sheet arrangements.


Item 3.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including its consolidated subsidiaries, is made known to its principal executive and principal financial officers on a regular basis. As of September 30, 2005, the Company's principal executive and principal financial officers conducted an evaluation of the Company's disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that its current disclosure controls and procedures are effective as of September 30, 2005. The Company's principal executive and principal financial officers concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no changes in the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2005 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The term "disclosure controls and procedures" as used in this report means, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered equity securities sold by the Company during the period covered by this report were reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 8, 2005, Mr. Claude Pellerin (who was serving as the sole director of the Company on such date) approved and recommended that the Company amend its Certificate of Incorporation, changing the Company's name from "Cygni Systems Corporation" to "XL Generation International Inc." On July 11, 2005, stockholders holding 4,000,000 of the 5,051,700 shares of the Company's voting stock which was then outstanding voted in favor of this amendment by written consent, and the remaining stockholders received notification of this vote by means of an Information Statement provided by the Company to such stockholders as filed with the U.S. Securities Exchange Commission.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On July 6, 2005, a Report on Form 8-K was filed in connection with the Company's entry into a Letter of Intent regarding a share exchange with XL Generation AG.

On July 19, 2005, a Report on Form 8-K was filed in connection with a change in the location of the Company's offices.

On August 19, 2005, a Report on Form 8-K was filed in connection with the Company's entry into a share exchange agreement with XL Generation AG, pursuant to which the Company received all of the issued and outstanding shares of XL Generation AG in exchange for 15,000,000 shares of the Company's Common Stock.

On August 26, 2005, a Report on Form 8-K was filed in connection with the Company's change of its name from "Cygni Systems Corporation" to "XL Generation International Inc."

On September 14, 2005, a Report on Form 8-K was filed in connection with entry by XL Generation AG, a wholly-owned subsidiary of the Company, into a loan agreement with Capex Investments Limited (the "Loan Agreement"). Pursuant to the Loan Agreement, XL Generation AG has borrowed an additional sum of $500,000 from Capex Investments Limited, bringing the total amount of its current obligations to Capex Investments Limited to $2,000,000.

(b) Exhibits

Exhibit No.                Description of Exhibits
Exhibit 3.3                Certificate of Amendment to Articles of Incorporation, as filed with the State of Nevada on
                           August 23, 2005.

Exhibit 10.1               Letter of Intent, dated as of June 29, 2005, between the Company and XL Generation AG, incorporated by reference to the exhibits to the Company's Report on Form 8-K, filed with the
                           Securities and Exchange Commission on July 6, 2005.

Exhibit 10.2               Share Exchange Agreement, dated as of August 19, 2005, between the Company and XL Generation
                           AG, incorporated by reference to the exhibits to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2005.

Exhibit 10.3               Loan Agreement, dated as of September 12, 2005, between Capex Investments Limited and XL
                           Generation AG, incorporated by reference to the exhibits to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2005.

Exhibit 10.16              Lease Agreement, dated as of August, 2005, between 866 U.N. Plaza Associates LLC and XL
                           Generation AG.

Exhibit 10.17              Exclusive Manufacturing License Agreement and Non Exclusive Distribution Agreement, dated as of
                           September 23, 2005, by and between APW Inc. and XL Generation AG.

Exhibit 31.1               Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002.

Exhibit 31.2               Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002.

Exhibit 32.1               Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2               Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  XL GENERATION INTERNATIONAL INC.

Date:  December 29, 2005             By: /s/ Alain Lemieux
                                         --------------------------------------
                                         Name:  Alain Lemieux
                                         Title: President, Chief Executive
                                                Officer, and Director