Form 10KSB
period 2005-12-31
XL Generation International Inc.
filed 2006-04-13
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal period ended: December 31, 2005

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from ________ to _________

Commission File Number:    000-31165
XL GENERATION INTERNATIONAL INC.
(Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

Sumpfstrasse 32
6304 Zug, Switzerland
(Address of principal executive offices)

4141 723 1090
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $2,892,513

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $47,680,698 as of March 31, 2006

The Issuer had 32,891,444 shares of Common Stock, par value $.001, outstanding as of March 31, 2006.

Documents incorporated by reference: None.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

PART I

Item 1.	Description of Business

Introduction

XL Generation International Inc. (referred to herein as “we,” “us,” or the “Company”) is the holding company of a Swiss entity, XL Generation AG, which is the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. The Company aspires to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers.

Business Development

The Company was incorporated in the State of Nevada on March 18, 2004, as Cygni Systems Corporation. The Company was originally formed with the intent of raising funds and entering into business as a software design company. From the date of its incorporation until June 17, 2005, the Company was in the development stage of its business of developing online and network security management software and online and network security consulting services.

A change of control occurred at the Company on June 17, 2005. In connection with this change in control, the Company's purpose became to seek, investigate and, if such investigation warranted, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desired to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. Our discretion in the selection of business opportunities was unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

On June 29, 2005, the Company entered into a Letter of Intent (the “Letter of Intent”) regarding a share exchange with XL Generation AG. Pursuant to the terms of the Letter of Intent, the Company agreed to acquire all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the “Common Stock”) of the Company (the “Exchange Offer”). The Letter of Intent provided that in the event that substantially all of XL Generation AG's shareholders agreed to participate in the Exchange Offer on that date, such shareholders would thereafter collectively own approximately 60% of the issued and outstanding shares of the Company's Common Stock as of such date, and the Company would hold all or substantially all of the issued and outstanding shares of XL Generation AG's common stock. XL Generation AG is domiciled in Zug, Switzerland.

On August 19, 2005, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with XL Generation AG. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XL Generation AG. In connection with the closing of the Exchange Offer, the Company appointed Mr. Alain Lemieux, as President and CEO, Mr. Daniel Courteau, as Secretary, and Mr. Flemming Munck, as Chief Financial Officer. Four new directors joined Mr. Pellerin on the Company’s Board of Directors. These new directors were Mr. Lemieux, Mr. Munck, Mr. Courteau, and Alexander C. Gilmour.

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to “XL Generation International Inc.” The Company changed its stock symbol to XLGI. The Company has also changed its fiscal year end from April 30th to December 31st.

Our Business

XL Generation AG, the Company’s sole operating subsidiary, is based in Zug, Switzerland, and designs specific flooring products for sports, recreational and commercial markets. XL Generation AG has developed new artificial turf systems for sports fields. XL Generation AG holds the worldwide commercial and manufacturing rights for the “XL technology.” The “XL technology” consists of six patents. XL Generation AG produces product lines under the “XL Generation” trademark, including the “genuine” XLTURF sport systems. XL Generation AG also distributes its products worldwide through a licensed distribution network, designing and manufacturing private labeled products using the “XL technology”.

The Company has no employees other than those employed by XL Generation AG. XL Generation AG currently has 18 employees.

At the present time, XL Generation AG's core business is the production, distribution and sales of artificial turf sport surfaces, using Expanded Polypropylen (EPP) as a replacement for the usual infill (sand and/or rubber) used in the installation of artificial sport surfaces (and used by a number of our competitors). These products can be used for European football (soccer), field hockey, baseball, American football, tennis and paintball. At the present time, XL Generation AG produces 3 soccer products on a commercial scale, 1 rugby product, 1 American football product, 1 tennis product, 1 baseball product, 1 paintball product and 1 landscape product. XL Generation AG anticipates launching playground products in the near future. The XL Turf market is presently based mainly in Europe and North America.

XL Generation AG has a range of all weather and indoor sports surface products which satisfy the criteria of certain sports organizations including the Federation International de Football Association (FIFA) and the Union des associations europeennes de football (UEFA), as well as having been endorsed by a number of professional soccer players. XL Generation AG believes that the XL range of synthetic sports surfaces offer customers a safer, environmentally friendly, weather resistant and more athlete-friendly option than competitors' products. In early 2005, UEFA and FIFA approved the use of products with no infill (such as rubber and sand), and the ISSS (International sport surfaces sciences) supported biomechanics standards as developed by XL Generation AG's head of product development.

XL Generation AG's products are distributed through either independent distributors or direct sales to the end users. XL Generation AG has distribution agreements in place in the United States, Sweden and South Korea. Distributors have non-exclusive rights in their own country of residence and some distributors are also entitled to sell XL Generation AG products in other countries. These distribution agreements typically have three (3) year terms, with automatic renewal in the event that neither party gives notice to the contrary. Our distribution agreement for Sweden is for five (5) years.

We aspire to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Our vision is to develop a variety of products other than for sports, aimed at all types of play space, including for landscape and playgrounds.

Competition of XL Generation AG

Our products for soccer, football and rugby compete with companies and brands including FieldTurf, Tarkett Group, Polytan, Greenfield, Italgreen, Domo, and Desso. Our product for tennis competes with Tiger-Turf. Our playground product competes with Softile, Sportplay, Rubber-Cal, and Silisport.

Suppliers of Raw Material

XL Generation AG is party to a Supply Contract with Febra-Kunststoffe GmbH (“Febra”) and BASF Aktiengesellschaft (“BASF”). Pursuant to this agreement, Febra purchases certain raw materials from BASF, and in turn provides XL Generation AG with molded EPP padding sheets. XL Generation AG has agreed to purchase at least 100 metric tons of padding sheets per year. The term of this agreement will end on December 31, 2006.

Polyform Inc., a Canadian corporation, is our main supplier of molded EPP blocks, but these beads can be molded into EPP block of different sizes by other molders around the world. XL Generation AG has no written agreement with Polyform Inc., and purchases EPP blocks as needed pursuant to purchase orders.

Polyprod Inc., a Canadian corporation, provides the assembly of the final product, using a combination of turf, glue, and EPP. Pursuant to an Exclusive Manufacturing License Agreement entered into as of January 2, 2005, between XL Generation AG and Polyprod Inc., Polyprod Inc. manufactures XL Generation AG’s products on a cost plus basis. This Exclusive Manufacturing License Agreement shall be for a term of ten (10) years. The Company has determined that Polyprod Inc. is a related party due to the control of Polyprod Inc. by XL Generation AG through this contractual relationship.

The fiber used in XL Generation AG's products is produced by Ten Cate Thiolon, one of the main producers of synthetic fiber in the world. XL Generation AG has no written agreement with Ten Cate Thiolon. XL Generation AG uses the services of several “tufters” based in Dalton, Georgia, who add this fiber to the final product.

The Company believes that it has adequate alternative suppliers at the present time. However, there can be no guarantee that the loss of a supplier would not have an adverse impact on the operations of the Company.

Intellectual Property

The current relationship between XL Generation AG and the patents, patents pending and all the intellectual and industrial property rights (collectively, the “Intellectual Property”) which XL Generation AG is currently utilizing is as follows:

The Intellectual Property is owned by WKF/5 Ltd, a Maltese corporation controlled (and majority owned) by a related party, the Alain Lemieux Trust. Mr. Alain Lemieux serves as President and CEO of the Company. WKF/5 Ltd owns the worldwide commercial and manufacturing rights for the “XL technology.” The “XL technology” consists of six patents. Of these six patents, one is patented in 38 countries, with patents pending in 6 more countries; another is patented in 16 countries, with patents pending in 28 more; two of these patents are pending in seven countries; and two of the six patents are pending in one country each.

XL Generation AG has been granted a worldwide exclusive license (the “License Agreement”) to manufacture, assemble, sell, distribute and promote all the products covered by the Intellectual Property. The License Agreement shall continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted; or (b) the expiration date of any extension made by Licensee pursuant to the License Agreement. There is no minimum quota required the License Agreement. The royalty rate has been determined at 5% of gross sales of XL Generation AG. It was agreed by XL Generation AG and WKF/5 Ltd that an initial lump sum royalty fee of $416,047 would be paid by XL Generation AG to WKF/5 Ltd and an annual renewal fee of one Euro will be owed. Pursuant to an agreement entered into by WKF/5 Ltd, the lump sum royalty fee of $416,047 was paid to a Quebec, Canada trust controlled by Alain Lemieux which assumed XL Generation AG’s duty to pay WKF/5 Ltd.

XL Generation AG has granted to Polyprod Inc., an exclusive license only to manufacture and assemble certain products at the request of XL Generation AG.

As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and partners and limit the dissemination and access to our technical documentation and other proprietary information.

The Company has registered, or applied to register, the trademarks “XLTurf” (in 18 countries) and “XLGeneration” (in 14 countries).

Item 2.	Description of Property

The Company does not own any real estate. The Company does not plan on investing in real estate in the near future.

At the present time, the Company's operations are being conducted out of three locations. One of the Company's directors, Albert Beerli, has been renting XL Generation AG office space at his offices in Zug, Switzerland. Mr. Beerli currently charges 2,000 Swiss Francs per month (approximately U.S. $1,538) for this space.

XL Generation AG is currently renting office space from Polyprod Inc. in Montreal. Polyprod Inc. is a Canadian corporation. Pursuant to an Exclusive Manufacturing License Agreement entered into as of January 2, 2005, between XL Generation AG and Polyprod Inc., Polyprod Inc. manufactures XL Generation AG’s products. XL Generation AG pays Polyprod $2,500 a month in rent. There is no lease.

XL Generation AG has entered into a lease for office space in New York City. The term of this lease shall run until September 14, 2008, and has a base rent of $8,046.00 per month.

The Company believes that the three current office facilities will be sufficient for the foreseeable future.

Item 3.	Legal Proceedings

The Issuer is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

In the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to the Company's security holders for a vote.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

The Company's common equity is traded on the over-the-counter bulletin board under the symbol XLGI.

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2005	$4.18	$2.07

September 30, 2005	$2.55	$2.04

The trading data available for the quarter ended June 30, 2005 indicates that shares of the Company's stock were traded for $.10 a share and $.12 a share on June 12, 2005. To the Company’s knowledge, there was no active trading market in the Company’s stock and no earlier trading data is reasonably available.

(b) Holders.

As of March 31, 2006, the Company had approximately 10 shareholders of record.

(c) Dividends.

The Company has never declared or paid cash dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

(d) Securities authorized for issuance under equity compensation plans.

The Company has never paid equity compensation to any officer, director, or employee. During the fiscal year ended December 31, 2005, the Company did not have an authorized equity compensation plan. On March 30, 2006, the Company adopted its 2006 Equity Incentive Plan.

(e) Stock Recapitalization.

In connection with the August 19, 2005 Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XL Generation AG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock currently held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005). After giving effect to this cancellation of shares, payment of a stock dividend and stock dividend waivers, the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli jointly controlled approximately 60% of the Company's issued and outstanding stock and DT Crystal Holdings Ltd. held the right to acquire approximately 2% of the Company's issued and outstanding stock upon exercise of an option at an exercise price of $1.00 per share.

RECENT SALES OF UNREGISTERED SECURITIES

August 19, 2005 issuance of Common Stock

On August 19, 2005, the Company entered into and closed the Share Exchange Agreement with XL Generation AG. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance to XL Generation AG's shareholders of 15,000,000 shares of restricted common stock (the “Common Stock”) of the Company (the “Exchange Offer”). Upon the issuance of the Common Stock, shares of the Company’s common stock had most recently traded on the over-the-counter bulletin board for $.12 per share. No cash compensation was received for the Common Stock; the consideration received in respect of such issuance consisted of all of the issued and outstanding common stock of XL Generation AG.

The Exchange Offer was made to the shareholders of the common stock of XL Generation AG pursuant to the exemption from registration provided by Regulation S promulgated under the U.S. Securities Act of 1933, as amended. All of XL Generation AG shareholders who have exchanged their shares are non-U.S. persons. These shares of common stock of XL Generation AG were acquired from the Alain Lemieux Trust, a trust formed in the Jersey Islands, and from Mr. Albert Beerli, a resident of Switzerland.

August 19, 2005 issuance of an Option (Option exercised December 19, 2005)

On August 19, 2005, in connection with the Share Exchange Agreement, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to the closing of the Share Exchange Agreement, as inducement to the shareholders of XL Generation AG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company at an exercise price of $1 per share (the “Option”). The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S promulgated thereunder. DT Crystal Holdings Ltd. exercised the Option on December 19, 2005, paying $500,000 to the Company for 500,000 shares of the Company’s common stock.

November 8, 2005 issuance of Common Stock and Series A Warrants (Warrants exercised February 17, 2006 and March 30, 2006)

On November 8, 2005, the Company entered into a Common Stock Purchase Agreement with each of Capex Investments Limited, Aton Select Fund Limited and Asset Protection Fund Limited (each a “Purchaser,” and collectively, the “Purchasers”). Pursuant to the Common Stock Purchase Agreements, each Purchaser agreed to pay one million dollars ($1,000,000) to purchase from the Company (i) 1,111,111 shares of the Company's common stock; and (ii) Series A Warrants entitling each Purchaser to purchase up to an additional 1,111,111 shares of the Company's common stock at an exercise price initially set at $1.25 per share. The Series A Warrants were to expire on November 8, 2007, and contained customary adjustment provisions in the event of changes in the capitalization of the Company. In connection with these Common Stock Purchase Agreements, the Company entered into a Registration Rights Agreement with each of the Purchasers, pursuant to which the Company agreed to register a total of 2,222,222 shares for each Purchaser, representing the total number of shares of common stock sold to such Purchaser and those shares of common stock to be issued to the Purchaser upon the exercise of the Series A Warrant.

The offering price for the aggregate of 3,333,333 shares of the Company's common stock and Series A Warrants to purchase up to an additional 3,333,333 shares of the Company' common stock was a total of $3,000,000 (consisting of $1,000,000 from each of the Purchasers). No underwriting commissions were paid or discounts granted to underwriters.

The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Rule 506 of Regulation D and Regulation S promulgated thereunder. Each of the Purchasers have represented in their respective Common Stock Purchase Agreements that they are an “accredited investor” (as defined in Rule 501 of Regulation D) and that they are not a “U.S. Person” (as such term is defined in Regulation S).

On December 5, 2005, the Company and two of the three Purchasers agreed to an amendment of the terms of the aforementioned transaction. Aton Select Fund Limited agreed to the cancellation of the Series A Warrant it was granted pursuant to the Common Stock Purchase Agreement executed on November 8, 2005, and relinquished its right to purchase up to an additional 1,111,111 shares of the Company's common stock at $1.25 per share. Asset Protection Fund Limited agreed to reduce the number of shares of the Company's common stock it is entitled to purchase pursuant to the Series A Warrants from 1,111,111 to 330,000 shares.

On February 17, 2006, Asset Protection Fund Limited exercised its Series A Warrants, paying the Company $412,500 to acquire 330,000 shares of the Company’s common stock.

On March 30, 2006, Capex Investments Limited exercised its Series A Warrants, paying the Company $1,388,888.75 to acquire 1,111,111 shares of the Company’s common stock.

December 6, 2005 issuance of Common Stock and Series B Warrants (Warrants exercised January 31, 2006)

On December 6, 2005, the Company entered into a Common Stock Purchase Agreement with Professional Trading Services SA. Pursuant to the Common Stock Purchase Agreements, Professional Trading Services SA agreed to pay four hundred thousand dollars ($400,000) to purchase from the Company (i) 400,000 shares of the Company's common stock; and (ii) Series B Warrants entitling Professional Trading Services SA to purchase up to an additional 800,000 shares of the Company's common stock at an exercise price initially set at $1.25 per share. The Series B Warrants were to expire on June 6, 2006, and contained customary adjustment provisions in the event of changes in the capitalization of the Company. In connection with this Common Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Professional Trading Services SA, pursuant to which the Company agreed to register 1,200,000 shares for Professional Trading Services SA, representing the total number of shares of common stock sold to such Professional Trading Services SA and those shares of common stock to be issued to Professional Trading Services SA upon the exercise of the Series B Warrant.

The offering price for the 400,000 shares of the Company's common stock and Series B Warrants to purchase up to an additional 800,000 shares of the Company' common stock was a total of $400,000. No underwriting commissions were paid or discounts granted to underwriters.

The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D and Regulation S promulgated thereunder. Professional Trading Services SA represented in the Common Stock Purchase Agreements that it is an “accredited investor” (as defined in Rule 501 of Regulation D) and that it is not a “U.S. Person” (as such term is defined in Regulation S).

On January 31, 2006, Professional Trading Services SA exercised its Series A Warrants, paying the Company $1,000,000 to acquire 800,000 shares of the Company’s common stock.

December 27, 2005 issuance of Common Stock and Series B Warrants (Warrants exercised February 2, 2006)

On December 27, 2005, the Company entered into an Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited. Pursuant to this Common Stock Purchase Agreement, Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited agreed to pay three hundred thousand dollars ($300,000) to purchase from the Company (i) 300,000 shares of the Company's common stock; and (ii) Series B Warrants entitling Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited to purchase up to an additional 600,000 shares of the Company's common stock at an exercise price initially set at $1.25 per share. The Series B Warrants were to expire on June 6, 2006, and contained customary adjustment provisions in the event of changes in the capitalization of the Company.

The offering price for the 300,000 shares of the Company's common stock and Series B Warrants to purchase up to an additional 600,000 shares of the Company's common stock was a total of $300,000. No underwriting commissions were paid or discounts granted to underwriters.

The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S. Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited represented in the Common Stock Purchase Agreements that it is not a “U.S. Person” (as such term is defined in Regulation S).

On February 2, 2006, Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited exercised its Series A Warrants, paying the Company $750,000 to acquire 600,000 shares of the Company’s common stock.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the “Company”) should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-KSB for the period ended December 31, 2005 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into the Share Exchange Agreement with XL Generation AG (“XLG”). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted Common Stock of the Company.

In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005).

XLG, based in Zug, Switzerland, designs specific flooring products for sports, recreational and commercial markets. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the “XL technology.” The “XL technology” consists of six patents. XLG produces its owned product lines under the “XL Generation” trademark, including the “genuine” XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the “XL technology.”

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to “XL Generation International Inc.” The Company also changed its stock symbol to XLGI.

The Company now serves as the holding company for XLG. The Company has adopted XLG's fiscal year end and the following Management's Discussion and Analysis of Financial Condition and Results of Operations describes the financial condition and results of operations for XLG. The Company has no other operations other than XLG and has no employees other those employed by XLG.

XLG was incorporated in 1991, and was inactive until March of 2004, when WKF/5 Ltd granted it the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities.

Results of Operations

Twelve Months Ended December 31, 2005 and 2004

The Company posted a net loss of $5,356,281 for the full year ending December 31, 2005, compared to a net loss of $1,570,607 for the year ending December 31, 2004. Total sales for the twelve months ended December 31, 2005 were $2,892,513, compared to total sales for the year ended December 31, 2004 of $1,349,319. Total costs and expenses for the year ended December 31, 2005 were $8,248,794, compared to total costs and expenses for the nine months ended December 31, 2004 of $2,919,926. The increases in costs and losses were caused in part by costs associated with the reorganization of the Company. New staff positions were created while the responsibilities of other staff positions were altered to improve the Company’s ability to respond to regulatory and market requirements. Additional management positions were created in the sales & marketing and operations areas to work towards the Company’s goals of producing quality products, increasing sales, and lowering prices.

Liquidity and Capital Resources

At December 31, 2005, the Company had $262,446 in cash, as opposed to $434,194 in cash at December 31, 2004.

At December 31, 2005, the Company had total assets of $1,568,533 compared to total assets of $901,364 at December 31, 2004. The increase in is mainly due to advances to XL Generation Canada Inc, an operational agent based in Montreal, providing financial and accounting services for the bureau Liason in Montreal, Canada.

At December 31, 2005, the Company had total current liabilities of $4,328,978 compared to total current liabilities of $2,917,828 at December 31, 2004. The increase in liabilities is mainly due to (i) increased operational costs; and (ii) warranty costs, in particular for fields in Vancouver, Canada and Wohlen, Switzerland, of $500,000.

Since its formation, XL Generation AG has received advances from Mr. Albert Beerli, a stockholder and (since March of 2006) director, to cover the general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. The total balance of amounts advanced as of December 31, 2005 was equal to $676,873 (compared to $489,220 at December 31, 2004).

Between April of 2005 and September of 2005, Capex Investments Limited (which is affiliated with Capex Investments (Canada) Limited) loaned the Company $1,500,000. On September 12, 2005, Capex Investments Limited entered into a Loan Agreement with the Company, pursuant to which Capex Investments Limited loaned the Company an additional $500,000.

In late December of 2005, the Company received an advance of $300,000 on the exercise of warrants.

In the fourth quarter of 2005, the Company focused considerable resources on further developing its outdoor turf products. In addition the Company also experienced increased costs of sales and marketing, employee travel and operational expenses in connection with entering into new sales agreements. Since that time, the Company has raised funds through private placements to ensure its liquidity.

The financial conditions of the Company raise substantial doubt about the Company's ability to continue as a going concern. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise the Company’s sales volume. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. The inability of the Company to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Item 7.	Financial Statements

The information called for by this Item 7 is included under “Financial Statements” contained on page 27 in this Annual Report on Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 2, 2005, the Company dismissed its independent auditor, Malone & Bailey, PC.

During the Company's two most recent fiscal years, the opinion of Malone & Bailey, PC on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows. Each of the independent auditor's reports of Malone & Bailey, PC dated June 13, 2005 (for the year ended April 30, 2005) and May 20, 2004 (for the year ended April 30, 2004) contain “going concern” qualifications. These qualifications stated that the Company's assets did not provide adequate working capital for the Company, and thus raised substantial doubt about the Company's ability to continue as a going concern.

There were no disagreements with Malone & Bailey, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malone & Bailey, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with this report.

Effective as of November 2, 2005, the Company has retained Paritz & Company, P.A., as its independent auditor.

Item 8A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Alexander C. Gilmour CVO	74	Chairman of the Board
Alain Lemieux	47	CEO, President and Director
Flemming Munck	42	CFO and Director
Daniel Courteau	49	Secretary and Director
Claude Pellerin	35	Director
Albert Beerli	64	Director
Eric Giguere	45	Chief Operating Officer of XL Generation AG (Subsidiary(1))

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has a compensation committee consisting of Mr. Gilmour and Mr. Courteau. The board of directors has no nominating committee. At the present time, members of the board of directors are not compensated for their services to the board. The board has an audit committee consisting of Mr. Courteau. The Company does not currently have an audit committee financial expert serving on its audit committee, but intends to appoint one in the future.

(1)  Mr. Giguere is Chief Operating Officer of XL Generation AG, and thus may be deemed to be a significant employee of the Company. He is not an executive officer or director of the Company.

BIOGRAPHICAL INFORMATION REGARDING OFFICERS AND DIRECTORS

Alexander Clement Gilmour, Director and Chairman of the Board. Mr. Gilmour has served as a director of the Company since August, 2005. Mr. Gilmour was a corporate finance stockbroker with Joseph Sebag and Carr Sebag from 1957 until 1982. Since then he has served on the Board of several companies in the United Kingdom and Hungary, including Konzum, from 1996 until 2000, and Pharma Ltd. from 1997 until 1999. His other activities have included serving as a Governor of the London School of Economics for over 25 years (he is now an Honorary Fellow), Chairman of the National Playing Fields Association for 13 years, President of the South London Chamber of Commerce, Director of the Tate Gallery Foundation, as well as being associated with the Community Foundation movement and other charities in the United Kingdom. For his volunteer work he was made a Commander of the Royal Victorian Order (CVO). He has recently been made a Trustee of the British Garden in Hanover Square, New York. Since 2003, he has served as a consultant to the eye2 group of companies in the United Kingdom.

Alain Lemieux, Director, President and CEO. Mr. Lemieux has served as an officer and director of the Company since August, 2005. Mr. Lemieux is also President and CEO of XL Generation AG, positions he has held since February of 2004. Mr. Lemieux is the inventor of the XL Turf technology used by XL Generation AG. Mr. Lemieux continues to oversee XL Generation AG's research and development. In 1998, Mr. Lemieux founded NuGreen surfaces, a company dedicated to researching and developing the use of molded Expanded Polypropylene for different surfaces which would be used for sports, residential purposes and roofing. From January of 2001 until April of 2002, Mr. Lemieux was the Chief Executive Officer of XL Turf Inc. From April, 2002 until March, 2004, Mr. Lemieux was the President and a director of Symbior Technologies Inc. of Montreal, Canada, which became bankrupt in October of 2004. In 2005, Mr. Lemieux was appointed Ambassador Extraordinary Plenipotentiary & Vice-Secretary General of CISRI-ISP, an Observer Mission to the United Nations.

Flemming Munck, Director, CFO and Treasurer. Mr. Munck has served as an officer and director of the Company since August, 2005. He served as a consultant to XL Generation AG from April, 2005 to August, 2005. Mr. Munck is an accountant who has held an extensive range of financial management postings for prominent global corporations. His most recent positions have included serving as Interim Finance Director for Business Development for Stagecoach Group from May, 2004 to February, 2005, Finance Director for the Sheffield Supertram system from May, 2004 to February, 2005, Corporate Controller for Bookham Technology Inc. from December, 2003 to May, 2004, Divisional Finance Director for Serco Group Plc. from January, 2003 to December, 2003, Project Manager for Catalyst Housing Group from April 2002 to January 2003, and Finance Director for Gate Gourmet from March 2001 to March 2002.

Daniel Courteau, Director and Secretary. Mr. Courteau has served as a director of the Company since August, 2005, and is a member of the Company's audit committee. Mr. Courteau is a tax attorney. Since 2000, Mr. Courteau has also served as a Director and Secretary of Junex, an oil and gas corporation, formed in Quebec and listed on the Toronto Stock Exchange. From April of 2002 until November, 2003, Mr. Courteau was a director of Symbior Technologies Inc., of Montreal, Canada, which became bankrupt in October of 2004.

Claude Pellerin, Director. Mr. Pellerin is a corporate attorney and a partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments (Canada) Limited, an investments and financing corporation based in Montreal, Quebec. From 2001-2002, Mr. Pellerin served as a Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc. Mr. Pellerin served as the Company's President, Secretary and Treasurer from June 17, 2005 until August 19, 2005, at which time he resigned as an officer but remained a director of the Company.

Albert Beerli, Director. Mr. Beerli has served as a director of the Company since March, 2006. Mr. Beerli is a scientist, having received his Ph.D in chemical engineering in 1969. Since 1988 Mr. Beerli has been the Chief Executive Officer of Zenwex AG in Zug, Switzerland. Zenwex AG provides consulting services on scientific and technical matters.

Eric Giguere, Chief Operating Officer, XL Generation AG. Mr. Giguere has served as Chief Operating Officer of XL Generation AG, the Company’s subsidiary, since November of 2005. From March, 2004 to November, 2005, Mr. Giguere was Vice President for Navigation Systems and Surgical Instruments for Orthosoft in Montreal, Quebec. There he was responsible for the overall performance of the Orthosoft Navigation Systems and Surgical Instruments business unit. From March, 2003 until November, 2003, Mr. Giguere was a consultant specializing in lean manufacturing and operations strategic planning for Northwestel in Whitehorse, Yukon. From May, 2000 until March, 2003, Mr. Giguere was General Manager for Supply Chain and Strategic Planning for Bell Canada in Montreal, Quebec.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Andrea Meakin (1)	2	2	0
Kim Freisen (2)	2	2	0
Alain Lemieux Trust (3)	1	1	0

(1)
Andrea Meakin was an officer, director and 10% shareholder of the Company until June 17, 2005, at which time Ms. Meakin sold all of her shares of the Company’s common stock to DT Crystal Holdings Ltd. and resigned as an officer and director of the Company. Ms. Meakin did not file a Form 3 in connection with her status as an officer, director and 10% shareholder of the Company until March 1, 2006, which Form 3 was subsequently amended on March 20, 2006. Ms. Meakin did not file a Form 4 in connection with the June 17, 2005 sale of her shares of the Company’s common stock and her resignation as an officer and director of the Company until March 1, 2006, which Form 4 was subsequently amended on March 20, 2006.

(2)
Kim Freisen was an officer, director and 10% shareholder of the Company until June 17, 2005, at which time Kim Freisen sold all of his shares of the Company’s common stock to DT Crystal Holdings Ltd. and resigned as an officer and director of the Company. Mr. Freisen did not file a Form 3 in connection with his status as an officer, director and 10% shareholder of the Company until March 1, 2006, which Form 3 was subsequently amended on March 20, 2006. Mr. Freisen did not file a Form 4 in connection with the June 17, 2005 sale of his shares of the Company’s common stock and his resignation as an officer and director of the Company until March 1, 2006, which Form 4 was subsequently amended on March 20, 2006.

(3)	The Alain Lemieux Trust became a 10% shareholder of the Company on August 19, 2005. The Alain Lemieux Trust did not file a Form 3 until September 6, 2005.

CODE OF ETHICS

The Company has not adopted a code of ethics at the present time, due to the complexities inherent in developing such a code for an entity, which, like ours, has offices in Switzerland, Canada and the United States, employs individuals who are citizens of several different countries, and conducts business throughout the world. The Company is currently reviewing and assessing codes for entities similarly situated to the Company, and intends to adopt such a code of ethics in the second quarter of 2006.

Item 10.	Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding fiscal years.

Summary Compensation Table

Annual Compensation (1)
(a)	(b)	(c)	(d)	(e)	(f)
		Salary	Bonus	Other Annual Compensation	All Other Compensation
Name and Principal Position	Year (2)	($)	($)	($)	($)
Alain Lemieux (3)(4) Director, President and CEO	2005	60,000(5)	0	0	0
Claude Pellerin (6) Director, President and CEO	2005	0	0	0	0
Kim Friesen (7) Director, President and CEO	2005 2004	0 0	0 0	0 0	0 0

(1)	No officers earned over $100,000 in any of the three preceding years. No long term compensation was paid to any officers.
(2)
Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, the Company's wholly-owned subsidiary, has a fiscal year ending December 31st. In connection with the acquisition of XL Generation AG, the Company has adopted the fiscal year end of XL Generation AG.

(3)	The Company has not paid compensation to the officers and directors listed herein during the periods covered by this table.
(4)	Mr. Lemieux has been President and CEO of the Company since August 19, 2005. He has been President and CEO of XL Generation AG since February, 2004.
(5)	Mr. Lemieux was paid $65,000 in the year ended December 31, 2005 by XL Generation AG.
(6)	Mr. Pellerin was the Company's President, CEO and a Director from June 17, 2005 until August 19, 2005. He remains a Director of the Company.
(7)	Ms. Friesen was the Company's President, CEO and a Director from the date of its inception, on March 18, 2004, until her resignation on June 17, 2005.

No Option/SAR Grants have been made by the Company to officers, directors or employees in the last fiscal year.

Compensation of Directors

In the year ended December 31, 2005, the Company's directors were not compensated for their services to the Company as directors.

Employment Contracts

During the fiscal year ended December 31, 2005, the Company did not have employment agreements with Kim Freisen or Claude Pellerin.

On March 30, 2006, XL Generation AG, the sole operating subsidiary of XL Generation International Inc. (the “Company”), entered into employment agreements with three individuals who are officers and directors of the Company. Set forth below is a description of the terms and conditions of these agreements.

On March 30, 2006, XL Generation AG entered into an employment agreement with Alain Lemieux. Mr. Lemieux is the President and Chief Executive Officer of the Company. Mr. Lemieux is also a director of the Company, and 13,000,000 of the Company’s outstanding shares (which are held by the Alain Lemieux Trust) may be deemed to be beneficially owned by Mr. Lemieux (this represents 39.5% of the Company’s currently outstanding common stock). Although this agreement was executed and delivered as of March 30, 2006, the parties have agreed that its terms will be effective retroactive to October 1, 2005. This agreement has no set termination date; however, this agreement may be terminated at any time by either of the parties, subject to certain termination provisions documented below. Pursuant to this agreement, Mr. Lemieux is entitled to receive $240,000 USD annually, indexed according to the rate of the Consumer Price Index. Mr. Lemieux is also entitled to a housing allocation of 3,500 Swiss Francs (approximately $2,695.35) per month and an automobile allowance of 7,500 Swiss Francs (approximately $5,775.75) per year. In the event that certain sales targets are met, Mr. Lemieux will be entitled to an increase in salary based on a formula set forth in the agreement. Mr. Lemieux may terminate this agreement at any time, with a minimum of six (6) months notice. Mr. Lemieux may be terminated without cause, with three (3) months notice. In the event of Mr. Lemieux’s termination without cause, he shall be entitled under this agreement to severance pay for three years equal to his average salary over the past five years. Furthermore, in the event of his dismissal without cause, Mr. Lemieux shall also be entitled, for every year until his 60th birthday, to receive options permitting him to purchase 100,000 shares of the Company’s common stock, for a purchase price equal to 25% of the average closing price of the Company’s common stock as calculated by reference to the thirty trading days prior to the date of anniversary of his dismissal.

On March 30, 2006, XL Generation AG entered into an employment agreement with Daniel Courteau, the Company’s Vice President, legal affairs. Mr. Courteau is also a director of the Company. This agreement will commence as of January 1, 2007. This agreement has no set termination date; however, this agreement may be terminated at any time by either of the parties, subject to certain termination provisions documented below. Pursuant to this agreement, Mr. Courteau is entitled to receive $175,000 USD annually. Mr. Courteau is also entitled to a housing allocation of 3,500 Swiss Francs (approximately $2,695.35) per month and an automobile allowance of 7,500 Swiss Francs (approximately $5,775.75) per year. In the event that certain sales targets are met, Mr. Courteau will be entitled to an increase in salary based on a formula set forth in the agreement. Mr. Courteau may terminate this agreement at any time, with a minimum of six (6) months notice. Mr. Courteau may be terminated without cause, with three (3) months notice. In the event of Mr. Courteau’s termination without cause, he shall be entitled under this agreement to severance pay for three years equal to his average salary over the past five years. Furthermore, in the event of his dismissal without cause, Mr. Courteau shall also be entitled, for every year until his 60th birthday, to receive options permitting him to purchase 75,000 shares of the Company’s common stock, for a purchase price equal to 25% of the average closing price of the Company’s common stock as calculated by reference to the thirty trading days prior to the date of anniversary of his dismissal.

On March 30, 2006, XL Generation AG entered into an employment agreement with Flemming Munck, the Company’s Chief Financial Officer. Mr. Munck is also a director of the Company. Although this agreement was executed and delivered as of March 30, 2006, the parties have agreed that its terms will be effective retroactive to October 1, 2005. This agreement has no set termination date; however, this agreement may be terminated at any time by either of the parties, subject to certain termination provisions documented below. Pursuant to this agreement, Mr. Munck is entitled to receive $150,000 USD annually. Mr. Munck is also entitled to a housing allocation of 3,500 Swiss Francs (approximately $2,695.35) per month and an automobile allowance of 7,500 Swiss Francs (approximately $5,775.75) per year. In the event that certain sales targets are met, Mr. Munck will be entitled to an increase in salary based on a formula set forth in the agreement. Mr. Munck may terminate this agreement at any time, with a minimum of six (6) months notice. Mr. Munck may be terminated without cause, with three (3) months notice. In the event of Mr. Munck’s termination without cause, he shall be entitled under this agreement to severance pay for three years equal to his average salary over the past five years. Furthermore, in the event of his dismissal without cause, Mr. Munck shall also be entitled, for every year until his 60th birthday, to receive options permitting him to purchase 50,000 shares of the Company’s common stock, for a purchase price equal to 25% of the average closing price of the Company’s common stock as calculated by reference to the thirty trading days prior to the date of anniversary of his dismissal.

XL Generation AG entered into an employment agreement dated October 20, 2005 with Eric Giguere, the Chief Operating Officer of XL Generation AG. This agreement terminates in April of 2007. Pursuant to this agreement, Mr. Giguere is entitled to receive 150,000 CAD annually (approximately $128,310) until April 30, 2006, and then 165,000 CAD annually (approximately $141,141) until April 30, 2007. Mr. Giguere is also entitled to the use of an automobile at XL Generation AG’s expense, has received a signing bonus of 7,500 CAD (approximately $6,416), and will be entitled to receive an additional bonus of the same amount in November of 2006 if he is still an employee of XL Generation AG at that time. In the event that certain sales targets are met, Mr. Giguere will be entitled to a bonus of 50,000 CAD (approximately $42,770). Upon the establishment of a stock option plan by the Company, Mr. Giguere will be entitled to receive an option grant for 50,000 shares during each year of his employment.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the date of this Report by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 32,891,444 shares of the Company's common stock outstanding as of March 30, 2006.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Alain Lemieux (2)(3)	13,000,000	0	13,000,000	39.5%
Flemming Munck (4)	0	0	0	0%
Alexander C. Gilmour (5)	0	0	0	0%
Daniel Courteau (2)(6)	500,000	0	500,000	1.5%
Claude Pellerin (7)	0	0	0	0%
Albert Beerli (8)	1,500,000	0	1,500,000	4.6%
Capex Investments Limited (9)	2,272,222	0	2,272,222	6.9%
All executive officers and directors as a group (6 persons)	15,000,000	0	15,000,000	45.6%

(1) The mailing address for each of the listed individuals is c/o XL Generation International Inc., Sumpfstrasse 32, 6304 Zug, Switzerland.

(2) 13,500,000 shares of the Company's common stock are held by the Alain Lemieux Trust. Of these shares, 13,000,000 may be deemed to be beneficially owned by Mr. Lemieux and 500,000 may be deemed to be beneficially owned by Mr. Courteau. Mr. Peter Nicole, of Professional Trust Company Limited, has voting and investment control over the securities held by the Alain Lemieux Trust and is therefore deemed to be the beneficial owner of such securities.

(3) CEO, President, Director and owner of 5% or more of the Company's common stock.

(4) CFO and Director.

(5) Chairman of the Board of Directors.

(6) Secretary and Director.

(7) Director.

(8) Director.

(9) Owner of 5% or more of the Company's common stock. Mr. Robert Clarke, President and Sole Director of Capex Investments Limited, has voting and investment control over the securities held by Capex Investments Limited, and is therefore deemed to be the beneficial owner of such securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company, from inception through December 31, 2005, has not paid equity compensation to any officer, director, or employee. During the fiscal year ended December 31, 2005, the Company did not have an authorized equity compensation plan. On March 30, 2006, the Company adopted its 2006 Equity Incentive Plan.

Item 12.	Certain Relationships and Related Transactions

Advances from Albert Beerli

Since the date of its formation, XL Generation AG has received advances from Mr. Albert Beerli to cover general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. Mr. Beerli provides XL Generation AG office space at his personal offices, for which he currently charges 2,000 Swiss Francs per month (approximately US $1,538). The total amount charged by Mr. Beerli to XL Generation AG for rent in 2005 was 24,000 Swiss Francs (approximately US $18,454). The total balance of amounts advanced as of December 31, 2005 was equal to US $676,873.

Pascal Beerli

Mr. Pascal Beerli, the son of Albert Beerli, serves on the Board of Directors of the Company’s subsidiary, XL Generation AG. For his services to XL Generation AG, Pascal Beerli received 40,000 Swiss Francs (approximately US $30,757) from XL Generation AG in 2005.

Transactions with Polyprod Inc.

Pursuant to an Exclusive Manufacturing License Agreement entered into as of January 2, 2005, between XL Generation AG and Polyprod Inc., a Canadian corporation, Polyprod Inc. manufactures XL Generation AG’s products on a cost plus basis. This Exclusive Manufacturing License Agreement shall be for a term of ten (10) years. In addition, XL Generation AG is currently renting office space from Polyprod Inc. in Montreal. XL Generation AG pays Polyprod $2,500 a month in rent. There is no lease. The Company has determined that Polyprod Inc. is a related party due to the control of Polyprod Inc. by XL Generation AG through the contractual relationship.

Share Exchange Agreement

On June 29, 2005, the Company entered into a Letter of Intent (the “Letter of Intent”) regarding a share exchange with XL Generation AG. Pursuant to the terms of the Letter of Intent, the Company agreed to acquire all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance of an aggregate of 15 Million shares of restricted common stock (the “Common Stock”) of the Company (the “Exchange Offer”). On August 19, 2005, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”), as contemplated by the Letter of Intent. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XL Generation AG. The two stockholders of XL Generation AG who entered into the Share Exchange Agreement are (i) the Alain Lemieux Trust and (ii) Albert Beerli. The Alain Lemieux Trust, a trust formed in the Jersey Islands, holds 13,500,000 shares of the Company's common stock. Of the shares owned by the Alain Lemieux Trust, 13,000,000 may be deemed to be beneficially owned by Mr. Alain Lemieux (who is currently the Company's CEO, President and Director) and 500,000 may be deemed to be beneficially owned by Mr. Daniel Courteau (who is currently the Company's Secretary and Director). Mr. Albert Beerli (who is currently a Director of the Company) owns 1,500,000 shares of the Company's common stock. In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XL Generation AG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company at an exercise price of $1.00 per share. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock currently held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005). After giving effect to such cancellation, stock dividend and such dividend waivers, the Alain Lemieux Trust and Mr. Albert Beerli jointly controlled approximately 60% of the Company's issued and outstanding stock and DT Crystal Holdings Ltd. held the right to acquire approximately 2% of the Company's issued and outstanding stock.

Transactions with Capex Investments (Canada) Limited

In connection with the completion of the aforementioned Exchange Offer, the Company incurred certain legal expenses, and the Company borrowed a total amount of $10,000 from Capex Investments (Canada) Limited, a Canadian Federal Corporation. Claude Pellerin, who was at that time the Company's sole officer and director (and currently remains a director of the Company) is also the President and a Director of Capex Investments (Canada) Limited.

Between April of 2005 and September of 2005, Capex Investments Limited (which is affiliated with Capex Investments (Canada) Limited) loaned XL Generation AG $1,500,000. On September 12, 2005, Capex Investments Limited entered into a Loan Agreement with XL Generation AG, pursuant to which Capex Investments Limited loaned XL Generation AG an additional $500,000.

On November 8, 2005, the Company entered into a Common Stock Purchase Agreement with Capex Investments Limited and certain other purchasers. Pursuant to the Common Stock Purchase Agreement, Capex Investments Limited agreed to pay one million dollars ($1,000,000) to purchase from the Company (i) 1,111,111 shares of the Company's common stock; and (ii) Series A Warrants entitling Capex Investments Limited to purchase up to an additional 1,111,111 shares of the Company's common stock at an exercise price initially set at $1.25 per share. The Series A Warrants shall expire on November 8, 2007, and contain customary adjustment provisions in the event of changes in the capitalization of the Company. In connection with this Common Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Capex Investments Limited, pursuant to which the Company agreed to register 2,222,222 shares for Capex Investments Limited, representing the total number of shares of common stock sold to Capex Investments Limited and those shares of common stock to be issued to Capex Investments Limited upon the exercise of the Series A Warrant.

License Agreement with WKF/5 Ltd

XL Generation AG has been granted a worldwide exclusive license (the “License Agreement”) to manufacture, assemble, sell, distribute and promote all the products (the “Products”) covered by all the intellectual property and industrial property rights (collectively, the “Intellectual Property”) which XL Generation AG is currently utilizing. The Intellectual Property is owned by WKF/5 Ltd, a Maltese corporation controlled (and majority-owned) by the Alain Lemieux Trust, a Jersey trust. The Alain Lemieux Trust is the owner of 13,500,000 shares of the Company's common stock, constituting approximately 41% of all issued and outstanding common stock as of the date of this report. Of such shares owned by the Alain Lemieux Trust, 13,000,000 shares may be deemed to be beneficially owned by Mr. Alain Lemieux, who is currently the Company’s CEO, President and a Director. The balance of 500,000 shares owned by the Alain Lemieux Trust may be deemed to be beneficially owned by Mr. Daniel Courteau, who serves as the Company's Secretary and Director. The License Agreement shall continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted within the scope of the Intellectual Property; or (b) the expiration date of any extension made by the Licensee pursuant to the License Agreement. Pursuant to the License Agreement, XL Generation AG must comply with certain quality control standards in the production of the Products. Such quality control standards shall be set by WKF/5 Ltd and must, pursuant to License Agreement, be reasonable. XL Generation AG may not produce and sell goods which compete with the Products. WKF/5 Ltd is obligated to maintain all intellectual property rights related to the Intellectual Property. The License Agreement required that XL Generation pay WKF/5 Ltd (i) an initial lump sum royalty fee, which was subsequently mutually set at $416,047; (ii) an annual renewal fee of one Euro; and (iii) royalties at rate of 5% of the gross sales of XL Generation AG, with no minimum royalty. WKF/5 Ltd has the right to audit the books and records of XL Generation AG in connection with such royalties. XL Generation AG advanced $416,047 to Fiducie Alain Lemieux, a trust in Quebec as to which Alain Lemieux is the main beneficiary (the “Quebec Trust”), as of December 31, 2004 as mutually agreed between XL Generation AG and the Quebec Trust. Pursuant to a supplement to the License Agreement, dated June 30, 2005, the Quebec Trust agreed to assume the XL Generation AG obligation of payment of $416,047 to WKF/5 Ltd. The Board of Directors of the Company has ratified and approved of the foregoing License Agreement transactions among the Company and Messrs. Lemieux and Courteau as related parties to the Company. In the course of review for such ratification and approval, Messrs. Lemieux and Courteau recused themselves from all deliberations and voting. On the basis of its review, the Board of Directors concluded that the terms and conditions of the License Agreement and the related agreements are fair and reasonable to the Company. The Board of Directors of the Company furthermore concluded that the License Agreement and related agreements will ultimately benefit the Company’s shareholders notwithstanding the related-party aspect of the transactions.

Services received from Greendale Consulting Limited

In April of 2005, XL Generation AG entered into a verbal agreement, pursuant to which Greendale Consulting Limited, an entity formed in the United Kingdom, would provide financial and commercial consulting and support services to the Company. Greendale Consulting Limited is controlled by Flemming Munck, who is a director of the Company, as well as the Company's CFO and Treasurer. Since May of 2005, XL Generation AG has been paying 6,600 GBP (approximately $11,638) per month to Greendale Consulting Limited. The total amount received in fees in 2005 by Greendale Consulting Limited was equal to 52,800 GBP (approximately $93,104). Greendale Consulting Limited also received the reimbursement of certain expenses equaling approximately $53,196.

Law Firm of Degrandpre, Chait

In the fiscal year ended December 31, 2005, the law firm of Degrandpre, Chait (Montreal) received CAD $110,000 (approximately US $94,050) from XL Generation AG for legal services rendered. Most of these legal services involved the intellectual property utilized by XL Generation AG. Mr. Daniel Courteau, one of the Company’s directors, is a partner of the law firm of Degrandpre, Chait, although the majority of the legal services were provided to XL Generation AG by other attorneys at the law firm.

XL Generation Canada Inc. Management Agreement

In February of 2004, XL Generation AG entered into a Management Agreement (the “Management Agreement”) with XL Generation Canada Inc. (“XL Canada”), a Canadian company which was, at such date, a wholly-owned subsidiary of XL Generation AG. The Management Agreement provided that XL Canada would act as XL Generation AG’s representative in Canada. The Management Agreement provided that XL Canada would (i) register with Canadian tax authorities; (ii) employ the staff required by XL Generation AG in Canada; (iii) pay the salary of XL Generation AG’s Canadian staff; (iv) reimburse employees of XL Generation AG, upon the approval of XL Generation AG; (v) pay certain consulting fees on behalf of XL Generation AG; (vi) pay certain fees to Polyprod Inc.; (vii) maintain a separate bank account; (viii) represent XL Generation AG in transactions with Polyprod Inc.; and (ix) serve as the vendor for any sales of XL Generation AG products in Canada. The Management Agreement further provides that in the event of a change of control, XL Canada would continue to act on behalf of XL Generation AG in Canadian, but any profits would be paid to XL Generation AG. In the event of a change of control, XL Generation AG would have the right to appoint another party to act as its agent in Canada. The Management Agreement provided that in the event of a change of control, in consideration for the services to be rendered by XL Canada to XL Generation AG, a fee would be negotiated by the parties which shall represent the fair market value of services rendered. The Management Agreement has no set termination date, but may be terminated at any time by a written notice sent to the other party at least two (2) months prior to the termination date. In September of 2004, a change of control occurred, whereby the ownership of XL Canada was transferred to Mr. Albert Beerli for a nominal sum. Mr. Beerli was at that time a stockholder and director of XL Generation AG, and is currently a stockholder and director of the Company. XL Canada has never charged a fee to XL Generation AG for services rendered. Mr. Beerli, acting both on his own behalf and on behalf of XL Generation AG, has executed a memorandum (the “Memorandum”) with XL Generation AG and XL Generation International Inc., memorializing certain oral agreements previously reached between the Company, XL Generation AG and XL Canada. Pursuant to the Memorandum, Mr. Beerli is not entitled to receive any compensation or equity benefit from XL Canada or for his ownership of XL Canada. Any profits from the sales of products of XL Generation AG in Canada shall pass-through XL Canada to XL Generation AG. All advances made to XL Canada shall be allocated solely for the benefit of XL Generation AG.

Item 13.	Exhibits

The following documents have been filed as a part of this Report:

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange commission on May 28, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 28, 2004.

Exhibit 3.3
Certificate of Amendment to Articles of Incorporation, as filed with the State of Nevada on August 23, 2005, incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on December 30, 2005.

Exhibit 3.4	Bylaws, as amended on March 17, 2006.

Exhibit 10.1
Letter of Intent, dated as of June 29, 2005, between the Company and XL Generation AG, incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2005.

Exhibit 10.2
Share Exchange Agreement, dated as of August 19, 2005, between the Company and XL Generation AG, incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on August 19, 2005.

Exhibit 10.3
Loan Agreement, dated as of September 12, 2005, between Capex Investments Limited and XL Generation AG, incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2005.

Exhibit 10.4
Form of Indemnification Agreement, entered into between XL Generation International Inc. and the Company's officers and directors, incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 1, 2005.

Exhibit 10.5
Common Stock Purchase Agreement, dated as of November 8, 2005, by and among XL Generation International Inc. and Capex Investments Limited, incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.6
Common Stock Purchase Agreement, dated as of November 8, 2005, by and among XL Generation International Inc. and Aton Select Fund Limited, incorporated by reference to Exhibit 10.6 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.7
Common Stock Purchase Agreement, dated as of November 8, 2005, by and among XL Generation International Inc. and Asset Protection Fund Limited, incorporated by reference to Exhibit 10.7 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.8
Series A Warrant to Purchase Shares of Common Stock of XL Generation International Inc., issued as of November 8, 2005 to Capex Investments Limited, incorporated by reference to Exhibit 10.8 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.9
Series A Warrant to Purchase Shares of Common Stock of XL Generation International Inc., issued as of November 8, 2005 to Aton Select Fund Limited, incorporated by reference to Exhibit 10.9 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.10
Series A Warrant to Purchase Shares of Common Stock of XL Generation International Inc., issued as of November 8, 2005 to Asset Protection Fund Limited, incorporated by reference to Exhibit 10.10 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.11
Registration Rights Agreement, dated as of November 8, 2005, by and among XL Generation International Inc. and Capex Investments Limited, incorporated by reference to Exhibit 10.11 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.12
Registration Rights Agreement, dated as of November 8, 2005, by and among XL Generation International Inc. and Aton Select Fund Limited, incorporated by reference to Exhibit 10.12 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.13
Registration Rights Agreement, dated as of November 8, 2005, by and among XL Generation International Inc. and Asset Protection Fund Limited, incorporated by reference to Exhibit 10.13 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005.

Exhibit 10.14
Amendment to the Common Stock Purchase Agreement by and between XL Generation International Inc. and Aton Select Fund Limited, dated as of December 5, 2005, incorporated by reference to Exhibit 10.14 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2005.

Exhibit 10.15
Amendment to the Common Stock Purchase Agreement by and between XL Generation International Inc. and Asset Protection Fund Limited, dated as of December 5, 2005, incorporated by reference to Exhibit 10.15 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2005.

Exhibit 10.16
Lease Agreement, dated as of August, 2005, between 866 U.N. Plaza Associates LLC and XL Generation AG, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on December 30, 2005.

Exhibit 10.17	Exclusive Manufacturing License Agreement and Non Exclusive Distribution Agreement, dated as of September 23, 2005, by and between APW Inc. and XL Generation AG, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on December 30, 2005.

Exhibit 10.18
Common Stock Purchase Agreement, dated as of December 6, 2005, by and among XL Generation International Inc. and Professional Trading Services SA, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.19
Series B Warrant to Purchase Shares of Common Stock of XL Generation International Inc., issued as of December 6, 2005 to Professional Trading Services SA, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.20
Registration Rights Agreement, dated as of December 6, 2005, by and among XL Generation International Inc. and Professional Trading Services SA, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.21
Amended and Restated Common Stock Purchase Agreement, dated as of December 27, 2005, by and among XL Generation International Inc. and Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.22
Series B Warrant to Purchase Shares of Common Stock of XL Generation International Inc., issued as of December 27, 2005 to Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.23
Agreement of Withdrawal from Stadium SA, by and between Stadium SA and XL Generation AG, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.24
License Agreement, dated January 2005, between XL Generation AG and WKF/5 Ltd, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.25
Amendment to License Agreement, dated June 30, 2005, between XL Generation AG, WKF/5 Ltd and Alain Lemieux, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 13, 2006.

Exhibit 10.26	Form of Subscription Agreement, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 28, 2004.

Exhibit 10.27	Employment Agreement, dated as of March 30, 2006, by and among XL Generation AG and Alain Lemieux.

Exhibit 10.28	Employment Agreement, dated as of March 30, 2006, by and among XL Generation AG and Daniel Courteau.

Exhibit 10.29	Employment Agreement, dated as of March 30, 2006, by and among XL Generation AG and Flemming Munck.

Exhibit 10.30	Employment Agreement, dated as of October 20, 2005, by and among XL Generation AG and Eric Giguère.

Exhibit 10.31	Endorsement Agreement, by and between La Societe 421 Productions and XL Generation AG.

Exhibit 10.32	Summary of terms and conditions of Oral Consulting Agreement by and between XL Generation AG and Greendale Consulting Limited.

Exhibit 10.33	Exclusive Manufacturing License Agreement, dated as of January 2, 2005, by and between XL Generation AG and Polyprod Inc.

Exhibit 10.34	Management Fee Arrangement, dated as of January 2006, by and between XL Generation AG and Polyprod Inc.

Exhibit 10.35	Supply Contract, effective as of April 1, 2005, by and between Febra-Kunststoffe GmbH, XL Generation AG and BASF Aktiengesellschaft.

Exhibit 10.36	Loan Agreement by and between XL Generation AG and Fiducie Alain Lemieux.

Exhibit 10.37	Confirmation of Debt, addressed to XL Generation AG.

Exhibit 10.38	Agreement dated as of May 25, 2005, by and between XL Generation AG and Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.

Exhibit 10.39	XL Generation International Inc. 2006 Equity Incentive Plan.

Exhibit 10.40	Loan Agreement by and between XL Generation AG and Albert Beerli.

Exhibit 10.41	Summary of terms and conditions of Loan Agreement by and between XL Generation AG and Albert Beerli.

Exhibit 10.42	Lease Agreement dated as of April 1, 2004, by and between XL Generation AG and Albert Beerli.

Exhibit 10.43	Memorandum regarding XL Generation Canada Inc.

Exhibit 10.44	Stock Purchase Agreement, executed as of April 6, 2006, by and among XL Generation International Inc., XL Generation AG and Stadium SA.

Exhibit 21	Subsidiaries of XL Generation International Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

The Company’s financial statements for the year ended December 31, 2005 were audited by Paritz & Company, P.A.

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2005 totaled $25,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended December 31, 2005, and which are not disclosed in ÒAudit FeesÓ above, were $15,000.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the year ended December 31, 2005 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. or services other than those described above, for the year ended December 31, 2005, were $0.

Audit Committee Pre-Approval Policies

Our Audit Committee reviewed the audit and non-audit services rendered by Paritz & Company, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

SUBSEQUENT EVENTS

Employment Agreements

Subsequent to the fiscal year ended December 31, 2005, XL Generation AG, the sole operating subsidiary of the Company, entered into employment agreements with three individuals who are officers and directors of the Company, including Alain Lemieux, Daniel Courteau and Flemming Munck. Two of these three agreements, those of Alain Lemieux and Flemming Munck, were entered into on March 30, 2006 but were deemed to be retroactively effective as of October 1, 2005. Set forth below is a description of the terms and conditions of these agreements.

On March 30, 2006, XL Generation AG entered into an employment agreement with Alain Lemieux. Mr. Lemieux is the President and Chief Executive Officer of the Company. Mr. Lemieux is also a director of the Company, and 13,000,000 of the Company’s outstanding shares (which are held by the Alain Lemieux Trust) may be deemed to be beneficially owned by Mr. Lemieux (representing 39.5% of the Company’s currently outstanding common stock). Although the agreement was executed and delivered as of March 30, 2006, the parties have agreed that its terms will be effective retroactive to October 1, 2005. The agreement has no set termination date; however, the agreement may be terminated at any time by either of the parties, subject to certain termination provisions documented below. Pursuant to this agreement, Mr. Lemieux is entitled to receive USD $240,000 annually, indexed according to the rate of the Consumer Price Index. Mr. Lemieux is also entitled to a housing allocation of 3,500 Swiss Francs (approximately $2,695.35) per month and an automobile allowance of 7,500 Swiss Francs (approximately $5,775.75) per year. In the event that certain sales targets are met, Mr. Lemieux will be entitled to an increase in salary based on a formula set forth in the agreement. Mr. Lemieux may terminate this agreement at any time, with a minimum of six (6) months notice. Mr. Lemieux may be terminated without cause, with three (3) months notice. In the event of Mr. Lemieux’s termination without cause, he shall be entitled under this agreement to severance pay for three years equal to his average salary over the past five years. Furthermore, in the event of his dismissal without cause, Mr. Lemieux shall also be entitled, for every year until his 60th birthday, to receive options permitting him to purchase 100,000 shares of the Company’s common stock, for a purchase price equal to 25% of the average closing price of the Company’s common stock as calculated by reference to the thirty trading days prior to the date of anniversary of his dismissal.

On March 30, 2006, XL Generation AG entered into an employment agreement with Daniel Courteau, the Company’s Vice President, legal affairs. Mr. Courteau is also a director of the Company. This agreement will commence as of January 1, 2007. This agreement has no set termination date; however, this agreement may be terminated at any time by either of the parties, subject to certain termination provisions documented below. Pursuant to this agreement, Mr. Courteau is entitled to receive $175,000 USD annually. Mr. Courteau is also entitled to a housing allocation of 3,500 Swiss Francs (approximately $2,695.35) per month and an automobile allowance of 7,500 Swiss Francs (approximately $5,775.75) per year. In the event that certain sales targets are met, Mr. Courteau will be entitled to an increase in salary based on a formula set forth in the agreement. Mr. Courteau may terminate this agreement at any time, with a minimum of six (6) months notice. Mr. Courteau may be terminated without cause, with three (3) months notice. In the event of Mr. Courteau’s termination without cause, he shall be entitled under this agreement to severance pay for three years equal to his average salary over the past five years. Furthermore, in the event of his dismissal without cause, Mr. Courteau shall also be entitled, for every year until his 60th birthday, to receive options permitting him to purchase 75,000 shares of the Company’s common stock, for a purchase price equal to 25% of the average closing price of the Company’s common stock as calculated by reference to the thirty trading days prior to the date of anniversary of his dismissal.

On March 30, 2006, XL Generation AG entered into an employment agreement with Flemming Munck, the Company’s Chief Financial Officer. Mr. Munck is also a director of the Company. Although this agreement was executed and delivered as of March 30, 2006, the parties have agreed that its terms will be effective retroactive to October 1, 2005. This agreement has no set termination date; however, this agreement may be terminated at any time by either of the parties, subject to certain termination provisions documented below. Pursuant to this agreement, Mr. Munck is entitled to receive $150,000 USD annually. Mr. Munck is also entitled to a housing allocation of 3,500 Swiss Francs (approximately $2,695.35) per month and an automobile allowance of 7,500 Swiss Francs (approximately $5,775.75) per year. In the event that certain sales targets are met, Mr. Munck will be entitled to an increase in salary based on a formula set forth in the agreement. Mr. Munck may terminate this agreement at any time, with a minimum of six (6) months notice. Mr. Munck may be terminated without cause, with three (3) months notice. In the event of Mr. Munck’s termination without cause, he shall be entitled under this agreement to severance pay for three years equal to his average salary over the past five years. Furthermore, in the event of his dismissal without cause, Mr. Munck shall also be entitled, for every year until his 60th birthday, to receive options permitting him to purchase 50,000 shares of the Company’s common stock, for a purchase price equal to 25% of the average closing price of the Company’s common stock as calculated by reference to the thirty trading days prior to the date of anniversary of his dismissal.

2006 Equity Incentive Plan

The Company, from its inception through December 31, 2005, has not paid equity compensation to any officer, director, or employee. During the fiscal year ended December 31, 2005, the Company did not have an authorized equity compensation plan. On March 30, 2006, the Company adopted a 2006 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of the Company’s common stock that may be issued under the Plan is 2,000,000 shares. The Company’s officers, directors, employees and consultants, as well as those of its subsidiaries, may participate in the Plan, as the Company’s Compensation Committee may deem to be advisable and in the best interests of the Company. No one individual may be awarded options to purchase more than 500,000 shares in any one fiscal year. No one individual may be granted more than 250,000 shares in any one fiscal year. The terms and conditions of each grant shall be as set forth in an award agreement approved by the Compensation Committee.

Stock Purchase Agreement

On April 6, 2006, the Company, XL Generation AG and Stadium SA entered into a Stock Purchase Agreement (the ÒStock Purchase AgreementÓ) pursuant to which the Company agreed to exchange a debt of 2,950,000 Euros (approximately $3,584,545) in exchange for 1,236,824 restricted shares of the Company’s common stock. Previously, the Terenvi Society had loaned XL Generation AG 1,600,000 euros pursuant to a loan agreement dated December 16, 2004. The Terenvi Society subsequently transferred the right to receive re-payment of this loan to Stadium SA. In addition, XL Generation AG had entered into a distribution agreement with the Soreve Society on April 13, 2004. The Soreve Society also subsequently transferred its rights to paid pursuant to this distribution agreement to Stadium SA. Pursuant to the Stock Purchase Agreement, the Company agreed to intervene in the debt of its sole operating subsidiary, XL Generation AG. The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

FINANCIAL STATEMENTS

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
XL Generation International Inc.

We have audited the accompanying balance sheet as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of XL Generation International Inc., formerly known as Cygni Systems Corporation, as of April 30, 2005 were audited by other auditors whose report dated June 13, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statement referred to above presents fairly, in all material respects, the financial position of XL Generation International Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of December 31, 2005 its current liabilities exceeded its current assets by $2,806,574 and its total liabilities exceed its total assets by $2,760,446. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
BALANCE SHEET
(Audited)

	December 31,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash	$262,446	$434,194
Inventory	54,971	0
Note receivable - related party	1,047,643	0
Due from shareholder	0	416,047
Prepaid expenses and sundry current assets	157,344	49,355

TOTAL CURRENT ASSETS	1,522,404	899,596

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	46,128	1,768

TOTAL ASSETS	$1,568,532	$901,364

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable stockholders	$976,873	$489,220
Note payable- supplier	2,332,037	2,352,333
Accrued expenses and sundry current liabilities	1,020,068	76,276

TOTAL CURRENT LIABILITIES	4,328,978	2,917,829

STOCKHOLDERS' DEFICIENCY
Common stock	92,923	88,390
Additional paid in capital	4,195,467
Accumulated Deficit	(7,311,239)	(1,954,958)
Other comprehensive income/(loss)	262,403	(149,897)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,760,446)	(2,016,465)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$1,568,532	$901,364

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 2005 and 2004
(audited)

Stockholders Deficiency

Stockholders Deficiency	Common stock	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance January 1,2004	0	0	0	0	0
Proceeds from the issuance of common stock	88,390	—	—	—	88,390
Net loss	—	—	(1,954,958)		(1,954,958)
Other comprehensive Loss				(149,897)	(149,897)
Balance January 1,2005	88,390	—	(1,954,958)	(149,897)	(2,016,465)
Proceeds from the issuance of Common stock	4,533	4,195,467	—	—	4,200,000
Net Loss	—	—	(5,356,281)		(5,356,281)
Other comprehensive Income				412,300	412,300
Balance December 31,2005	92,923	4,195,467	(7,311,239)	262,403	(2,760,445)

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF OPERATIONS
Year ended December 2005 and 2004
(audited)
(audited)
	Year ended
	December 31	December 31
	2005	2004

SALES	2,892,513	1,349,319

COSTS AND EXPENSES:
Cost of sales	2,067,412	1,676,785
Selling, general and administrative	5,989,302	1,042,776
Interest	158,774	50,468
Foreign exchange loss	33,306	149,897

TOTAL COSTS AND EXPENSES	8,248,794	2,919,926

NET LOSS	(5,356,281)	(1,570,607

Earnings Per Share	$0.56	$31.41

Average weighted Number of Shares	9,533,903	50,000

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF CASH FLOWS
Year ended December 31, 2005 and 2004
(audited)

	December 31	December 31
	2005	2004

Net loss	$(5,356,281)	$(1,565,497)

Adjustment to reconcile net income to net cash provided
by operating activities

Depreciation and amortization	2,004	1,136

Reclassification of stockholders
loan to royalty fee expense	470,695

Changes in operating assets and liabilities:
Inventory	(72,340)

Prepaid expenses and sundry current assets	(73,378)	(49,355)
Accrued expenses and sundry current liabilities	1,304,735	76,275

Net cash used by operating activities	(3,724,565)	(1,537,441)

Investing activities
Acquisitions of property and equipment	(58,703)	(2,903)

Net cash used in investing activities	(58,703)	(2,903)

Financing activities

Advances to related party	293,573	(539,357)
Advances to stockholders	(377,832)	(416,047)
Proceeds from issuance of common stock	4,200,000	88,390
Note receivable - Related party	(1,378,658)
Proceeds of loans payable shareholder	337,262	489,220
Proceeds (repayments) of loans from suppliers	541,189	2,352,333
Net cash provide by financing activities	3,615,534	1,974,538

Effect of exchange rate on cash	4,014

Increase (decrease) in cash	(171,748)	434,194

Cash- beginning of period	434,194	0

Cash- end of period	$262,446	$434,194

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS

XL Generation International Inc. (the "Company") was incorporated in Nevada on March 18, 2004 as Cygni Systems Corporation and changed its name to XL Generation International Inc. on August 23, 2005. On August 19, 2005, the Company entered into a Share Exchange Agreement (”SEA”) with XL Generation AG ("XLG") pursuant to which the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance of 15 Million shares of restricted common stock (the "Common Stock").

In connection with the SEA, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005).

The Company now serves as the holding company for XLG. The Company has no other operations other than XLG.

XLG was incorporated in 1991, and was inactive until March of 2004, when it was granted the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities. XLG has its operational headquarters in Zug, Switzerland. XLG is a provider of artificial turf to international soccer clubs, educational institutions and other leisure providers across North America, Europe and Asia. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents. Of these six patents, one is patented in 38 countries, with patents pending in 6 more countries; another is patented in 16 countries, with patents pending in 28 more; two of these patents are pending in seven countries; and two of the six patents are pending in one country each. XLG produces its owned product lines under the "XL Generation" trademark, including the "genuine" XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology."

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary XLG after the elimination of inter-company accounts and transactions up to the transaction date. As required by the SEC in Reverse Takeover transactions, the operating entity, in this case XLG, is deemed to be the acquirer whose results are reported in these financial statements. Any additional stock issued after August 19, 2005 will be recorded as additional share capital, as if it was XLG issuing the stock. Any inter company assets, liabilities and internal transactions are eliminated, including any profit based on inter company trading.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

INVENTORIES

Inventories, consisting of finished rolls of artificial turf products, are valued at the lower of cost determined on the first-in, first-out method or market.

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

	December 31	December 31
	2005	2004

Computer equipment--3 yrs.	$2,904	$2,904
Furniture & fixtures--5 yrs	46,364	—
	$49,268	$2,904
Less: accumulated depreciation	$(3,140)	$(1,136)

Balance December 31, 2005	$46,128	$1,768

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibles is reasonably assured. The Company reduces revenue for estimated customer returns, and sales rebates when such amounts can be estimated. When such amounts cannot be estimated, the Company defers revenue until the product is sold to the end customer. As part of its product sales price, the Company provides support, which is generally utilized by the customer shortly after the sale.

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

WARRANTY PROVISIONS

The Company provides a reserve based upon management view and experience of potential replacement cost. The management will continue to monitor the stability of its products and will adjust the provision accordingly.

During 2005 the management undertook a major review of the warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. In second half of the year we found that our product during warm weather and direct sun did not did not withstand the expansion of the product’s sub-base. As a result the Company developed a “roll system” to counter the problem and improved the malleability of the product. During second half of 2005 we commence a replacement process by replacing problematic outdoor products with the new roll system. As at December 31, 2005 we were due to replace two products in Switzerland and Vancouver, Canada. The reserve required to replace these products were estimated at approximate $500,000.

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Foreign Currency

For the Company's international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow. For further information regarding recent accounting pronouncements, please see Note 12.

NOTE 2--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the years ended December 31, 2005 and 2004, the Company incurred losses of $5,356,281 and $1,570,607, respectively. The Company had negative working capital of $3,745,098 and $1,537,441 at December 31, 2005 and 2004, respectively and a stockholders deficiency of $ 2,760,445 and $2,016,465 at December 31, 2005 and 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock and borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume.

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

NOTE 3 -NOTE RECEIVABLE - Related party

The Company advanced $1,047,643 to XLG Canada Inc as advances for services. The note bear interest at a rate based upon a percentage of sales pursuant to a related sales agreement and is due on demand. The agreement became effective in December 2005 and no accrual was required as of this date..

NOTE 4--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31, 2005:

	December 31, 2005:	December 31 , 2004:

Accrued interest	$100,000	23,999
Accrued operating expenses	420,068	52,276
Warranty	$500,000	—
	$1,020,068	$76,275
NOTE 5--NOTE PAYABLE - SUPPLIER

During 2004, the Company borrowed $2,352,333 note from the former parent company of its French distributor. The note bear interest at a rate based upon a percentage of sales pursuant to a related sales agreement. The interest charged under this agreement was $67,000 and $12,000 for the years ended December 31, 2005 and 2004 respectively.

NOTE 6--PAYABLE - SHARE HOLDERS

The note payable incurred interest at 4.5% per annum and is payable on demand.

On the 30 December of 2005 the Company received loans from shareholder, CAPEX Investment Limited of $300,000. This loan was an advance against the Warrants components of the Private Placements which was executed on November 17, 2005. These warrants executed in first quarter of 2006 (see note 11).The loan carries an interest of 10% and will be converted to shares during 1sr quarter of 2006.

NOTE 7 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 30,050,333 were issued and outstanding at of December 31, 2005. During the fourth quarter, the Company issued a total of 4,533,333 new shares in connection with various private placements.

NOTE 8 -INCOME TAXES

No provision for income taxes has been made due to the utilization of net operating loss carryforwards. The Company has deductible net operating losses of $7,300,000 at December 31, 2005. These tax losses expire as follows: in 2023 $1,900,000 will expire and in 2024 $5,400,000 will expire.

Components of deferred tax assets and liabilities at December 31, 2005 are as follows:

December 31, 2005: December 31 , 2004:

	December 31, 2005:	December 31 , 2004:

Net operating loss carried forward	$2,768,000	$626,200
Valuation allowance	(2,768,000)	(626,200)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 9 -COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease for its New York office that requires for minimum annual rental of approx $96,000 per year and expire August 2008. Rental expense for the year ended December 31, 2005 approximated $24,000.

NOTE 10 -RELATED PARTY TRANSACTIONS

Mr. Beerli undertook to advance payments during the year to cover general overheads and running cost of the of Zug office. The balance as of December 31, 2005 was $676,873 ($489,220 for 2004).

An amount of CAD 150,000 (2004: CAD 476,000) was advanced to Feduciare Alain Lemieux Trust, Canada for the period January to September 2005. The President and CEO, H.E. Ambassador Alain Lemieux, of the Company is the trust’s main beneficiary. There was no outstanding amount as of December 31, 2005 ($0 for 2004).

XLG was charged during 2005 $146,300 ($0 for 2004) for fees and expenses for the period May to December 2005 by Greendale Consult Ltd. The CFO and Director of the Company, Mr. Flemming Munck, is a significant shareholder in Greendale Consult Ltd. The outstanding amount owed to Greendale Consult Ltd as of December 31, 2005 was $0 ($0 for 2004).

The Company signed an agreement with Mr. Daniel Courteau for the transfer of his rights in the bankruptcy of Symbior Technology Ltd for an amount of Canadian Dollars (CAD) 60,000. The outstanding amount as at December 31, 2005 was $50,000.

During 2005 the Company decided to write off the balance owed from a related party of approximately $170,000. The management viewed the outstanding balance as uncollectible and for financial prudence made a charge for 100% of the outstanding receivables.

NOTE 11 -SUBSEQUENT EVENTS

On February 14, 2006, the Company issued 1,400,000 shares of common stock previously underlying Series B Warrants. On February 26, 2006, the Company issued 330,000 shares of common stock previously underlying Series A Warrants. On March 30, 2006, the Company issued 1,111,111 shares of common stock previously underlying Series A Warrants. All warrants had at purchase price of $1.25 making the proceeds $3,551,388.75. The Company has undertaken to register for resale all of the foregoing shares.

Note 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153) SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

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

XL GENERATION INTERNATIONAL INC.

April 12, 2006	By:	/s/ Alain Lemieux
Name: Alain Lemieux
Title: Principal Financial Officer

By:	/s/ Flemming Munck
Name: Flemming Munck
Title: Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alain Lemieux
Name:	Alain Lemieux
Title:	CEO, President and Director
Dated:	April 12, 2006

/s/ Flemming Munck
Name:	Flemming Munck
Title:	CFO and Director
Dated:	April 12, 2006

/s/ Alexander C. Gilmour, CVO
Name:	Alexander C. Gilmour, CVO
Title:	Chairman of the Board
Dated:	April 12, 2006

/s/ Daniel Courteau
Name:	Daniel Courteau
Title:	Secretary and Director
Dated:	April 12, 2006

/s/ Claude Pellerin
Name:	Claude Pellerin
Title:	Director
Dated:	April 12, 2006

/s/ Albert Beerli
Name:	Albert Beerli
Title:	Director
Dated:	April 12, 2006