Form 10KSB/A
period 2005-12-31
XL Generation International Inc.
filed 2006-04-14
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended: December 31, 2005

☐ Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-31165

XL GENERATION INTERNATIONAL INC.
(Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other jurisdiction of Identification Number)	(IRS Employer incorporation or organization)

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

Explanatory Note: This Amendment No. 1 to the Annual Report of XL Generation International Inc. for the fiscal year ended December 31, 2005 is filed to correct technical electronic filing deficiencies which caused portions of the Form 10-KSB to be unreadable on the SEC EDGAR website.  This Amendment does not make any changes from disclosures set forth in the original filing.

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

On June 29, 2005, the Company entered into a Letter of Intent (the "Letter of Intent") regarding a share exchange with XL Generation AG. Pursuant to the terms of the Letter of Intent, the Company agreed to acquire all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the "Common Stock") of the Company (the "Exchange Offer"). The Letter of Intent provided that in the event that substantially all of XL Generation AG's shareholders agreed to participate in the Exchange Offer on that date, such shareholders would thereafter collectively own approximately 60% of the issued and outstanding shares of the Company's Common Stock as of such date, and the Company would hold all or substantially all of the issued and outstanding shares of XL Generation AG's common stock. XL Generation AG is domiciled in Zug, Switzerland.

On August 19, 2005, the Company entered into and closed a Share Exchange Agreement (the "Share Exchange Agreement") with XL Generation AG. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XL Generation AG. In connection with the closing of the Exchange Offer, the Company appointed Mr. Alain Lemieux, as President and CEO, Mr. Daniel Courteau, as Secretary, and Mr. Flemming Munck, as Chief Financial Officer. Four new directors joined Mr. Pellerin on the Company’s Board of Directors. These new directors were Mr. Lemieux, Mr. Munck, Mr. Courteau, and Alexander C. Gilmour.

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to "XL Generation International Inc." The Company changed its stock symbol to XLGI. The Company has also changed its fiscal year end from April 30th to December 31st.

Our Business

XL Generation AG, the Company’s sole operating subsidiary, is based in Zug, Switzerland, and designs specific flooring products for sports, recreational and commercial markets. XL Generation AG has developed new artificial turf systems for sports fields. XL Generation AG holds the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents. XL Generation AG produces product lines under the "XL Generation" trademark, including the "genuine" XLTURF sport systems. XL Generation AG also distributes its products worldwide through a licensed distribution network, designing and manufacturing private labeled products using the "XL technology".

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

The fiber used in XL Generation AG's products is produced by Ten Cate Thiolon, one of the main producers of synthetic fiber in the world. XL Generation AG has no written agreement with Ten Cate Thiolon. XL Generation AG uses the services of several "tufters" based in Dalton, Georgia, who add this fiber to the final product.

The Company believes that it has adequate alternative suppliers at the present time. However, there can be no guarantee that the loss of a supplier would not have an adverse impact on the operations of the Company.

Intellectual Property

The current relationship between XL Generation AG and the patents, patents pending and all the intellectual and industrial property rights (collectively, the "Intellectual Property") which XL Generation AG is currently utilizing is as follows:

The Intellectual Property is owned by WKF/5 Ltd, a Maltese corporation controlled (and majority owned) by a related party, the Alain Lemieux Trust. Mr. Alain Lemieux serves as President and CEO of the Company. WKF/5 Ltd owns the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents. Of these six patents, one is patented in 38 countries, with patents pending in 6 more countries; another is patented in 16 countries, with patents pending in 28 more; two of these patents are pending in seven countries; and two of the six patents are pending in one country each.

XL Generation AG has been granted a worldwide exclusive license (the "License Agreement") to manufacture, assemble, sell, distribute and promote all the products covered by the Intellectual Property. The License Agreement shall continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted; or (b) the expiration date of any extension made by Licensee pursuant to the License Agreement. There is no minimum quota required the License Agreement. The royalty rate has been determined at 5% of gross sales of XL Generation AG. It was agreed by XL Generation AG and WKF/5 Ltd that an initial lump sum royalty fee of $416,047 would be paid by XL Generation AG to WKF/5 Ltd and an annual renewal fee of one Euro will be owed. Pursuant to an agreement entered into by WKF/5 Ltd, the lump sum royalty fee of $416,047 was paid to a Quebec, Canada trust controlled by Alain Lemieux which assumed XL Generation AG’s duty to pay WKF/5 Ltd.

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

RECENT SALES OF UNREGISTERED SECURITIES

August 19, 2005 issuance of Common Stock

On August 19, 2005, the Company entered into and closed the Share Exchange Agreement with XL Generation AG. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance to XL Generation AG's shareholders of 15,000,000 shares of restricted common stock (the "Common Stock") of the Company (the "Exchange Offer"). Upon the issuance of the Common Stock, shares of the Company’s common stock had most recently traded on the over-the-counter bulletin board for $.12 per share. No cash compensation was received for the Common Stock; the consideration received in respect of such issuance consisted of all of the issued and outstanding common stock of XL Generation AG.

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

November 8, 2005 issuance of Common Stock and Series A Warrants (Warrants exercised February 17, 2006 and March 30, 2006)

On November 8, 2005, the Company entered into a Common Stock Purchase Agreement with each of Capex Investments Limited, Aton Select Fund Limited and Asset Protection Fund Limited (each a "Purchaser," and collectively, the "Purchasers"). Pursuant to the Common Stock Purchase Agreements, each Purchaser agreed to pay one million dollars ($1,000,000) to purchase from the Company (i) 1,111,111 shares of the Company's common stock; and (ii) Series A Warrants entitling each Purchaser to purchase up to an additional 1,111,111 shares of the Company's common stock at an exercise price initially set at $1.25 per share. The Series A Warrants were to expire on November 8, 2007, and contained customary adjustment provisions in the event of changes in the capitalization of the Company. In connection with these Common Stock Purchase Agreements, the Company entered into a Registration Rights Agreement with each of the Purchasers, pursuant to which the Company agreed to register a total of 2,222,222 shares for each Purchaser, representing the total number of shares of common stock sold to such Purchaser and those shares of common stock to be issued to the Purchaser upon the exercise of the Series A Warrant.

The offering price for the aggregate of 3,333,333 shares of the Company's common stock and Series A Warrants to purchase up to an additional 3,333,333 shares of the Company' common stock was a total of $3,000,000 (consisting of $1,000,000 from each of the Purchasers). No underwriting commissions were paid or discounts granted to underwriters.

The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Rule 506 of Regulation D and Regulation S promulgated thereunder. Each of the Purchasers have represented in their respective Common Stock Purchase Agreements that they are an "accredited investor" (as defined in Rule 501 of Regulation D) and that they are not a "U.S. Person" (as such term is defined in Regulation S).

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

The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D and Regulation S promulgated thereunder. Professional Trading Services SA represented in the Common Stock Purchase Agreements that it is an "accredited investor" (as defined in Rule 501 of Regulation D) and that it is not a "U.S. Person" (as such term is defined in Regulation S).

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

The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S. Bank Sal. Oppenheim jr. & Cie. (Switzerland) Limited represented in the Common Stock Purchase Agreements that it is not a "U.S. Person" (as such term is defined in Regulation S).

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

The Company was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into the Share Exchange Agreement with XL Generation AG ("XLG"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted Common Stock of the Company.

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

Item 7. Financial Statements

The information called for by this Item 7 is included under "Financial Statements" contained on page 28 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 2, 2005, the Company dismissed its independent auditor, Malone & Bailey, PC.

During the Company's two most recent fiscal years, the opinion of Malone & Bailey, PC on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows. Each of the independent auditor's reports of Malone & Bailey, PC dated June 13, 2005 (for the year ended April 30, 2005) and May 20, 2004 (for the year ended April 30, 2004) contain "going concern" qualifications. These qualifications stated that the Company's assets did not provide adequate working capital for the Company, and thus raised substantial doubt about the Company's ability to continue as a going concern.

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

Share Exchange Agreement

On June 29, 2005, the Company entered into a Letter of Intent (the "Letter of Intent") regarding a share exchange with XL Generation AG. Pursuant to the terms of the Letter of Intent, the Company agreed to acquire all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance of an aggregate of 15 Million shares of restricted common stock (the "Common Stock") of the Company (the "Exchange Offer"). On August 19, 2005, the Company entered into and closed a Share Exchange Agreement (the "Share Exchange Agreement"), as contemplated by the Letter of Intent. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XL Generation AG. The two stockholders of XL Generation AG who entered into the Share Exchange Agreement are (i) the Alain Lemieux Trust and (ii) Albert Beerli. The Alain Lemieux Trust, a trust formed in the Jersey Islands, holds 13,500,000 shares of the Company's common stock. Of the shares owned by the Alain Lemieux Trust, 13,000,000 may be deemed to be beneficially owned by Mr. Alain Lemieux (who is currently the Company's CEO, President and Director) and 500,000 may be deemed to be beneficially owned by Mr. Daniel Courteau (who is currently the Company's Secretary and Director). Mr. Albert Beerli (who is currently a Director of the Company) owns 1,500,000 shares of the Company's common stock. In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XL Generation AG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company at an exercise price of $1.00 per share. In addition, the Company made a stock dividend to shareholders of record of the Company of 9 shares of Common Stock for each share of Common Stock currently held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005). After giving effect to such cancellation, stock dividend and such dividend waivers, the Alain Lemieux Trust and Mr. Albert Beerli jointly controlled approximately 60% of the Company's issued and outstanding stock and DT Crystal Holdings Ltd. held the right to acquire approximately 2% of the Company's issued and outstanding stock.

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

License Agreement with WKF/5 Ltd

XL Generation AG has been granted a worldwide exclusive license (the "License Agreement") to manufacture, assemble, sell, distribute and promote all the products (the “Products”) covered by all the intellectual property and industrial property rights (collectively, the "Intellectual Property") which XL Generation AG is currently utilizing. The Intellectual Property is owned by WKF/5 Ltd, a Maltese corporation controlled (and majority-owned) by the Alain Lemieux Trust, a Jersey trust. The Alain Lemieux Trust is the owner of 13,500,000 shares of the Company's common stock, constituting approximately 41% of all issued and outstanding common stock as of the date of this report. Of such shares owned by the Alain Lemieux Trust, 13,000,000 shares may be deemed to be beneficially owned by Mr. Alain Lemieux, who is currently the Company’s CEO, President and a Director. The balance of 500,000 shares owned by the Alain Lemieux Trust may be deemed to be beneficially owned by Mr. Daniel Courteau, who serves as the Company's Secretary and Director. The License Agreement shall continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted within the scope of the Intellectual Property; or (b) the expiration date of any extension made by the Licensee pursuant to the License Agreement. Pursuant to the License Agreement, XL Generation AG must comply with certain quality control standards in the production of the Products. Such quality control standards shall be set by WKF/5 Ltd and must, pursuant to License Agreement, be reasonable. XL Generation AG may not produce and sell goods which compete with the Products. WKF/5 Ltd is obligated to maintain all intellectual property rights related to the Intellectual Property. The License Agreement required that XL Generation pay WKF/5 Ltd (i) an initial lump sum royalty fee, which was subsequently mutually set at $416,047; (ii) an annual renewal fee of one Euro; and (iii) royalties at rate of 5% of the gross sales of XL Generation AG, with no minimum royalty. WKF/5 Ltd has the right to audit the books and records of XL Generation AG in connection with such royalties. XL Generation AG advanced $416,047 to Fiducie Alain Lemieux, a trust in Quebec as to which Alain Lemieux is the main beneficiary (the “Quebec Trust”), as of December 31, 2004 as mutually agreed between XL Generation AG and the Quebec Trust. Pursuant to a supplement to the License Agreement, dated June 30, 2005, the Quebec Trust agreed to assume the XL Generation AG obligation of payment of $416,047 to WKF/5 Ltd. The Board of Directors of the Company has ratified and approved of the foregoing License Agreement transactions among the Company and Messrs. Lemieux and Courteau as related parties to the Company. In the course of review for such ratification and approval, Messrs. Lemieux and Courteau recused themselves from all deliberations and voting. On the basis of its review, the Board of Directors concluded that the terms and conditions of the License Agreement and the related agreements are fair and reasonable to the Company. The Board of Directors of the Company furthermore concluded that the License Agreement and related agreements will ultimately benefit the Company’s shareholders notwithstanding the related-party aspect of the transactions.

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

Exhibit 3.4	Bylaws, as amended on March 17, 2006, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

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

Exhibit 10.27
Employment Agreement, dated as of March 30, 2006, by and among XL Generation AG and Alain Lemieux, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.28
Employment Agreement, dated as of March 30, 2006, by and among XL Generation AG and Daniel Courteau, incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.29
Employment Agreement, dated as of March 30, 2006, by and among XL Generation AG and Flemming Munck, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.30
Employment Agreement, dated as of October 20, 2005, by and among XL Generation AG and Eric Giguère, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.31
Endorsement Agreement, by and between La Societe 421 Productions and XL Generation AG, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.32
Summary of terms and conditions of Oral Consulting Agreement by and between XL Generation AG and Greendale Consulting Limited, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.33
Exclusive Manufacturing License Agreement, dated as of January 2, 2005, by and between XL Generation AG and Polyprod Inc., incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.34
Management Fee Arrangement, dated as of January 2006, by and between XL Generation AG and Polyprod Inc., incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.35
Supply Contract, effective as of April 1, 2005, by and between Febra-Kunststoffe GmbH, XL Generation AG and BASF Aktiengesellschaft, incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.36
Loan Agreement by and between XL Generation AG and Fiducie Alain Lemieux, incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.37
Confirmation of Debt, addressed to XL Generation AG, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.38
Agreement dated as of May 25, 2005, by and between XL Generation AG and Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc., incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.39
XL Generation International Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.40
Loan Agreement by and between XL Generation AG and Albert Beerli, incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.41
Summary of terms and conditions of Loan Agreement by and between XL Generation AG and Albert Beerli, incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.42
Lease Agreement dated as of April 1, 2004, by and between XL Generation AG and Albert Beerli, incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.43
Memorandum regarding XL Generation Canada Inc., incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.44
Stock Purchase Agreement, executed as of April 6, 2006, by and among XL Generation International Inc., XL Generation AG and Stadium SA, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 21
Subsidiaries of XL Generation International Inc., incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

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

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended December 31, 2005, and which are not disclosed in "Audit Fees" above, were $15,000.

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

XL GENERATION INTERNATIONAL INC.
April 14, 2006

	By:	/s/ Alain Lemieux
Name: Alain Lemieux
Title: Principal Executive Officer

By:	/s/ Flemming Munck
Name: Flemming Munck
Title: Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alain Lemieux
Name:  Alain Lemieux
Title:    CEO, President and Director
Dated:  April 14, 2006

/s/ Flemming Munck
Name:  Flemming Munck
Title:    CFO and Director
Dated:  April 14, 2006

/s/ Alexander C. Gilmour, CVO
Name:  Alexander C. Gilmour, CVO
Title:    Chairman of the Board
Dated:  April 14, 2006

/s/ Daniel Courteau
Name:  Daniel Courteau
Title:    Secretary and Director
Dated:  April 14, 2006

/s/ Claude Pellerin
Name:  Claude Pellerin
Title:    Director
Dated:  April 14, 2006

/s/ Albert Beerli
Name:  Albert Beerli
Title:    Director
Dated:  April 14, 2006