Form 10QSB
period 2006-03-31
XL Generation International Inc.
filed 2006-05-22
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act For the transition period from ________ to _________

Commission File Number:    0-51213

XL GENERATION INTERNATIONAL INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-0909393
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

Sumpfstrasse 32
6304 Zug
Switzerland

(Address of principal executive offices)

4141 723 1090

(Issuer’s telephone number, including area code)

460 Saint-Gabriel, Suite 21
Montréal Québec H2Y 2Z9
Canada

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

The Issuer had 34,328,268 shares of Common Stock, par value $.001, outstanding as of May 22, 2006.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
BALANCE SHEET
March 31, 2006
(Unaudited)

March 31, 2006
ASSETS

CURRENT ASSETS:
Cash	$450,430
Inventory	132,520
Prepaid expenses and sundry current assets	224,224

TOTAL CURRENT ASSETS	807,174

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	61,294

TOTAL ASSETS	$868,468

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable-shareholders	$1,131,675
Note payable- supplier	1,768,933
Accrued expenses and sundry current liabilities	982,743

TOTAL CURRENT LIABILITIES	$3,883,351

STOCKHOLDERS' DEFICIENCY
Common stock	$95,764
Additional paid in capital	7,744,014
Accumulated Deficit	(11,128,101)
Other comprehensive income/(loss)	273,440
TOTAL STOCKHOLDERS' DEFICIENCY	$(3,014,883)

TOTAL LIABILITIES AND STOCKHOLDERS
DEFICIENCY	$868,468

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Three months Period ended March 31, 2006
(unaudited)

Stockholders Deficiency

Stockholders Deficiency	Common Stock	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total	Total Common Stock Outstanding
January 1, 2005	$88,390	$0	$(1,954,958)	$(149,897)	$(2,016,465)	50,000
Proceeds from the issuance of common stock	4,533	4,195,467	—	—	4,200,000
Net Loss	—	—	(5,356,281)		(5,356,281)
Other comprehensive Loss				412,300	412,300
January 1, 2006	92,923	4,195,467	(7,311,239)	262,403	(2,760,446)	30,050,333
Proceeds from the issuance of Common stock	2,841	3,548,547	—	—	3,551,388	2,841,111
Net Loss	—	—	(3,816,862)		(3,816,862)
Other comprehensive Income				11,037	11,037
March 31, 2006	$95,764	$7,744,014	$(11,128,101)	$273,440	$(3,014,883)	32,891,444

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005

SALES	$1,210,971	$2,355
COSTS AND EXPENSES:
Cost of sales	807,280	244,380
Selling, general and administrative	1,960,624	712,369
Provision for Note receivable - related party	2,217,607	0
Interest	42,152	732
Foreign exchange loss	170	3,331
TOTAL COSTS AND EXPENSES	5,027,833	960,810

NET LOSS	$(3,816,862)	$(958,456)

Net loss Per Share	$(0.12)	$(19.17)

Average weighted Number of Shares	31,152,691	50,000

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2006 and 2005
(unaudited)

	March 31,	March 31,
	2006	2005

Net loss	$(3,816,862)	$(1,068,057)

Adjustment to reconcile net income to net cash provided
by operating activities

Depreciation and amortization	4,172	0

Unrealized foreign exchange	11,037	(6,346)
Reclassification of shareholders
Loan to royalty fee expense		416,047

Changes in operating assets and liabilities:
Inventory	(77,549)	0
Prepaid expenses and sundry current assets	(66,880)	6,743
Accrued expenses and sundry current liabilities	(37,324)	784,300

Net cash provided (used) by operating activities	$(3,983,406)	$132,687

Investing activities
Acquisitions of property and equipment	$(19,338)	$65

Net cash (used) provided in investing activities:	(19,228)	65

Financing activities

Proceeds from issuance of common stock	3,551,388	0
Note payable - Related party	1,047,643	1,245,628
Proceeds of loans payable shareholder	154,801	93,761
Proceeds (repayments) of loans from suppliers	(563,104)	(1,931,807)
Net cash provided (used) by financing activities	$4,190,728	$(592,418)

Increase (decrease) in cash	187,984	(459,666)

Cash- beginning of period	262,446	434,194

Cash- end of period	$450,430	$(25,472)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

XL Generation International Inc. (the "Company") was incorporated in Nevada on March 18, 2004 as Cygni Systems Corporation and changed its name to XL Generation International Inc. on August 23, 2005. On August 19, 2005, the Company entered into a Share Exchange Agreement (”SEA”) with XL Generation AG ("XLG") pursuant to which the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance of fifteen million shares of restricted common stock (the "Common Stock").

In connection with the SEA, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the SEA, as inducement to the shareholders of XLG to enter into the SEA, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of nine shares of Common Stock for each one share of Common Stock held of record, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend. The record date for such dividend was set as August 29, 2005.

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

XLG is represented in Canada by XL Generation Canada Inc. (XLG Canada) which was incorporated on November 11, 2003 under the name of Symbior Marketing NA Inc., under the Companies Act, part 1A (Quebec). From inception until March 2004, XLG Canada had no active operations. The head office was, and is still today, situated at 1000, de la Gauchetière West, Suite 2900, Montreal, Quebec, H3B 4W5, Canada. From the incorporation date to April 5, 2004 the sole shareholder of XLG Canada was Symbior Marketing AG. On April 5, 2004, Symbior marketing AG transferred all the issued and outstanding shares of XLG Canada to XL Generation AG for nominal consideration. Subsequently, on September 1, 2004, XL Generation AG transferred all the issued and outstanding shares of XLG Canada to Albert Beerli. Mr. Beerli is a Director of XLG and a Director of the Company and a shareholder of both XLG and the Company. The transfer was made for a nominal consideration. In February 2004, XLG entered into a Management Agreement (the “Management Agreement”) with XLG Canada. The Management Agreement provided that XLG Canada would act as XLG’s representative in Canada. The Management Agreement provided that XLG Canada would (i) register with Canadian tax authorities; (ii) employ the staff required by XLG in Canada; (iii) pay the salary of XLG’s Canadian staff; (iv) reimburse employees of XLG, upon the approval of XLG; (v) pay certain consulting fees on behalf of XLG; (vi) pay certain fees to Polyprod Inc. (a related party service provider to the Company); (vii) maintain a separate bank account; (viii) represent XLG in transactions with Polyprod Inc.; and (ix) serve as the vendor for any sales of XLG products in Canada. The Management Agreement further provides that in the event of a change of control, XLG Canada would continue to act on behalf of XLG in Canada, but any profits would be paid to XLG. In the event of a change of control, XLG would have the right to appoint another party to act as its agent in Canada. The Management Agreement provides that in the event of a change of control, in consideration for the services to be rendered by XLG Canada to XLG, a fee would be negotiated by the parties which shall represent the fair market value of services rendered. The Management Agreement has no set termination date, but may be terminated at any time by a written notice sent to the other party at least two (2) months prior to the termination date. XLG Canada has never charged a fee to XLG for services rendered. Mr. Beerli, acting both on his own behalf and on behalf of XLG has executed a memorandum (the “Memorandum”) with XLG and the Company, memorializing certain oral agreements previously reached between the Company, XLG and XLG Canada. Pursuant to the Memorandum, Mr. Beerli is not entitled to receive any compensation or equity benefit from XLG Canada or for his ownership of XLG Canada. Any profits from the sales of products of XLG in Canada shall pass-through XLG Canada to XLG. All advances made to XLG Canada shall be allocated solely for the benefit of XLG.

XLG products are produced by Polyprod Inc. (“Polyprod”), a Canadian Corporation, pursuant to an Exclusive Manufacturing License Agreement (the “Exclusive Agreement”) entered into as of January 2, 2005. Polyprod Inc. provides the assembly of the final XLG products, using a combination of turf, glue, and Expanded Polypropylene (EPP). Pursuant to the Exclusive Agreement. Polyprod manufactures XLG’s products on a cost-plus basis. The Exclusive Agreement has a term of ten (10) years.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary XLG after the elimination of inter-company accounts and transactions up to the transaction date. As required by the SEC in Reverse Takeover transactions, the operating entity, in this case XLG, is deemed to be the acquirer whose results are reported in these financial statements. Any additional stock issued after August 19, 2005 will be recorded as additional share capital, as if it was XLG issuing the stock. Any inter-company assets, liabilities and internal transactions are eliminated, including any profit based on inter-company trading.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost determined on the first-in, first-out method or market.

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

March 31,
2006

Computer equipment--3 yrs	$2,904
Furniture & fixtures--5 yrs	46,364
Leasehold improvements	19,338
$68,606
Less: accumulated depreciation	($7,312)
Balance March 31, 2006	$61,294

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibles are reasonably assured. The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, the Company defers revenue until the product is sold to the end customer. As part of its product sales price, the Company provides support, which is generally utilized by the customer shortly after the sale.

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

WARRANTY PROVISIONS

The Company provides a reserve based upon management experience and assessment of potential replacement costs. Company management will continue to monitor the stability of its products and will adjust the provision accordingly. During 2005, management undertook a major review of the warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. In the second half of the year we found that our product during warm weather and direct sun did not withstand the expansion of the product’s sub-base. As a result the Company developed a “roll system” to counter the problem and improved the malleability of the product. During the second half of 2005 we commenced a replacement process by replacing problematic outdoor products with the new roll system. As at December 31, 2005 we were due to replace two products in Switzerland and Vancouver, Canada. The reserves required to replace these products were estimated at approximately $500,000. During the first quarter of 2006 we replaced the field in Wohlen, Switzerland at a cost of approximately $350,000 including transport and installation. In addition, we also replaced faulty products in the US for an additional $150,000. The product failure in Wohlen was due to problems with the connectivity of the panels in warm weather. The original product used a Tongue and Groove system which we have discontinued. In the US we have replaced different products for different reasons some of which were caused due to chemical complications in connection with using the surface for paintball sport. In August 2005 the Company installed a product in Interlaken, Switzerland. This product was our first type using the “click” connection system. As with the tongue and groove system the “click” would not sustain a playable surface in the variation of temperatures which were experienced in the area. The management therefore took the view to make a provision to replace the Interlaken which will be approximately $350,000. We therefore made a warranty reserve release provision of $500,000)to replace products in the future in the event that any other installed products would fail or not sustain the variation of temperatures.

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

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. During the three months period ended March 31, 2006, the Company has incurred losses of $3,812,690. The Company has negative working capital of $3,076,177 at March 31, 2006, and a stockholders deficiency of $ 3,014,882 at March 31, 2006. As at March 31, 2006 current assets less current liabilities was a net liability of $ 3,076,177. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - NOTE RECEIVABLE - Related party

The Company reimbursed $327,271 to XLG Canada Inc as payments for services. The note bears interest at a rate based upon a percentage of sales pursuant to a related sales agreement.

NOTE 4 - PREPAID EXPENSES & SUNDRY CURRENT ASSETS

Balance consisted of the following at March 31, 2006:

March 31, 2006

Security Deposits	$15,967
Trade Debtors	169,872
Other receivable	38,385
$224,224

NOTE 5 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at March 31, 2006:

March 31, 2006:

Accrued interest	$141,500
Accrued operating expenses	341,243
Warranty	500,000
$982,743

Movement in the Warrant Provision

Balance as at January 1, 2006	$500,000
Release of Provision	(350,000)
Addional Provision	350,000
Provision as at March 31, 2006	$500,000

NOTE 6 - NOTE PAYABLE - SUPPLIER

On April 6, 2006, the Company, XL Generation AG and Stadium SA entered into a Stock Purchase Agreement (the "Stadium Stock Purchase Agreement") pursuant to which Stadium SA agreed to accept 1,236,824 restricted shares of the Company’s Common Stock in lieu of repayment of XL Generation AG indebtedness to Stadium SA of 2,950,000 Euros (approximately $3,584,545). Previously, the Terenvi Society had loaned XL Generation AG 1,600,000 Euros pursuant to a loan agreement dated December 16, 2004 (the “Terenvi Loan”). The Terenvi Society subsequently assigned the right to receive re-payment of the Terenvi Loan to Stadium SA. XL Generation AG previously entered into a distribution agreement with the Soreve Society on April 13, 2004 (the “Soreve Distribution Agreement”). The Soreve Society subsequently transferred to Stadium SA its payment rights under the Soreve Distribution Agreement. Pursuant to the Stadium Stock Purchase Agreement, the Company agreed to intervene and resolve the indebtedness of XL Generation AG in respect of the Terenvi Loan and Soreve Distribution Agreement by issuing shares of restricted Company Common Stock in satisfaction of XL Generation AG obligations.

NOTE 7 - PAYABLE - SHARE HOLDERS

Mr. Albert Beerli, a significant shareholder, continued to support the Company with additional shareholder loans through payment of certain Company overhead obligations. The total note balance at March 31, 2006 was $655,640. The note carries an interest of 4.5% and is payable on demand.

On the 30 December of 2005 the Company received loans from shareholder CAPEX Investment Limited in the amount of $300,000. This loan was an advance on Warrants as part of the Private Placements executed November 17, 2005. The advance was carrying an interest rate of 10% per annum and was converted into restricted shares of the Company’s Common Stock on March 30, 2006.

NOTE 8 - CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 32,891,444 were issued and outstanding at of March 31, 2006. During the first quarter 2006, the Company issued a total of 2,841,111 restricted shares of the Company’s Common Stock in connection with various private placements and the exercise of warrants.

NOTE 9 - INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $7,321,193 at March 31, 2006. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at March 31, 2006 are as follows:

March 31, 2006:

Deferred tax asset	$2,768,000
Valuation allowance	(2,768,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease for its New York office that calls for minimum annual rental of approximately $96,000 per year and expires August 2008.

NOTE 11- RELATED PARTY TRANSACTIONS

Mr. Beerli undertook to advance payments on behalf of the Company during the year to cover general overhead items related to the running cost of the Zug office. The balance as of March 31, 2006 was $655,640.

XLG was charged $88,159 during the first quarter of 2006 for fees and expenses for the period of January to March 2006 by Greendale Consulting Limited (“Greendale”). In April of 2005, XLG entered into a verbal agreement, pursuant to which Greendale, an entity formed in the United Kingdom, would provide financial and commercial consulting and support services to the Company. Greendale is controlled by Flemming Munck, who is a director of the Company, as well as the Company's CFO and Treasurer. Since May of 2005, XL Generation AG has been paying 6,600 GBP (approximately $11,638) per month to Greendale. The outstanding amount owed to Greendale Consult Ltd as of March 31, 2006 was $0 ($0 for 2005).

On September 25, 2005 XLG signed an agreement with Mr. Daniel Courteau for the transfer of his rights in the bankruptcy of Symbior Technology Ltd for an amount of $60,000 Canadian Dollars (CAD). The outstanding amount as at March 2006 was $0 ($50,000 as of December 31, 2005).

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company has taken a charge of $2,217,607 in the first quarter of 2006 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such compensation be measured according to the grant-date fair value of stock options. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. The Company currently does not provide for any stock-based compensation and it will evaluate the impact this statement will have on its consolidated financial statements if such compensation were to take place in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchanges on Nonmonetary Assets An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3" SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

Note 13 - SUBSEQUENT EVENTS

On April 6, 2006, the Company, XL Generation AG and Stadium SA entered into the Stadium Stock Purchase Agreement pursuant to which Stadium SA agreed to accept 1,236,824 restricted shares of the Company’s Common Stock in lieu of repayment of XL Generation AG indebtedness to Stadium SA of 2,950,000 Euros (approximately $3,584,545). Previously, the Terenvi Society had loaned XL Generation AG 1,600,000 Euros pursuant to a loan agreement dated December 16, 2004 (the “Terenvi Loan”). The Terenvi Society subsequently assigned the right to receive re-payment of the Terenvi Loan to Stadium SA. XL Generation AG previously entered into a distribution agreement with the Soreve Society on April 13, 2004 (the “Soreve Distribution Agreement”). The Soreve Society subsequently transferred to Stadium SA its payment rights under the Soreve Distribution Agreement. Pursuant to the Stadium Stock Purchase Agreement, the Company agreed to intervene and resolve the indebtedness of XL Generation AG in respect of the Terenvi Loan and Soreve Distribution Agreement by issuing shares of restricted Company Common Stock in satisfaction of XL Generation AG obligations.

On April 28, 2006, the Company entered into a Common Stock Purchase Agreement with Poma Management SA ("Poma"). Pursuant to the Common Stock Purchase Agreement, Poma agreed to pay five hundred thousand dollars ($500,000) to purchase 200,000 shares of restricted Company Common Stock. The aggregate sale price for the 200,000 shares of the Company's Common Stock was $500,000. No underwriting commissions were paid or discounts granted to underwriters.

ITEM 2. Management’s Discussion and Analysis

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended March 31, 2006 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into the Share Exchange Agreement with XL Generation AG ("XLG"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Common Stock of XLG in exchange for the issuance at closing of an aggregate of fifteen million shares of restricted Common Stock of the Company.

In connection with the Share Exchange Agreement, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the shareholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock dividend to shareholders of record of the Company of nine shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such dividend was set as August 29, 2005).

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

On August 23, 2005, the Company filed a Certificate of Amendment with the State of Nevada, changing its name to "XL Generation International Inc." The Company also changed its stock symbol to XLGI.

The Company now serves as the holding company for XLG. The Company has adopted XLG's fiscal year end and the following Management's Discussion and Analysis of Financial Condition and Results of Operations describes the financial condition and results of operations for XLG. The Company has no other operations other than XLG and has no employees other than those employed by XLG.

XLG was incorporated in 1991 and was inactive until March of 2004, when WKF/5 Ltd granted it the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Overview
The Company posted a net loss of $3,816,863 for the three months ending March 31, 2006, compared to a net loss of $1,670,607 for the three months ending December 31, 2005.

Sales
Total amounts of gross sales for the three months ended March 31, 2006 were $1,210,971, compared to total gross sales of $2,355 for the three months ended March 31, 2005. Of all the sales, 90% were realized in Europe, the remaining 10% was executed in North America with no significant single orders. The Company has closed three significant sales, mostly XL Pro EF products, two in Switzerland, one for the Municipalitie of Riehen ($277,000) and the second one for the Municipalitie of Buhrain ($389,000). The third sale closed in Norway for the Hammar Olympic Properties ($419,000). The latter sale was the first large project we have implemented in Norway and extends our coverage in the Scandinavian market.

Total Cost and Expenses
Total costs and expenses for the year ended March 31, 2006 were $5,027,833 compared to total costs and expenses for the three months ended March 31, 2005 of $960,810. The increases in costs and losses were caused in part by costs associated with corporate overhead, sponsoring of major events, marketing and merchandising, additional provisions for warranty cost and provisions against advances made to a related party.

Cost of Sales
During first quarter 2006 we realized a gross margin of 33.3% which reflects a substantial improvement against what has previously been achieved in any reported quarter. This was achieved as result of continually producing the same product line over a longer period of time. Management efficiencies obtained in our supply chain facilitated improvement in the Company’s position to buy in bulk and obtain better prices. We will continue where possible to plan our production schedule with our suppliers of raw materials to achieve the lowest prices as possible.

SG&A
New staff positions were created while the responsibilities of other staff positions were altered to improve the Company’s ability to respond to regulatory and market requirements. Additional management positions were created in the sales and marketing area as well as operations areas to work towards the Company’s goals of producing quality products, increasing sales, and lowering prices. We re-organized the sales department and took on two new sales staff in France and a new Sales Director in the United States.

We continued to work with the United Nations to establish the World Sports Alliance (WSA). This requires certain resources which we have allocated in Europe and the US for this purpose. The resources required are in the areas of sales, promotions, legal and marketing. In addition to their duties with WSA these individuals will also assist in Company sales projects in their geographical area as applicable. During the first quarter of 2006 we spent approximately $180,000 on this purpose, whereas there were no expenditures relating to WSA in the first quarter of 2005.

Warranty
The Company provides a reserve based upon management experience and assessment of potential replacement costs. Company management will continue to monitor the stability of its products and will adjust the provision accordingly. During 2005, management undertook a major review of the warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. In the second half of the year we found that our product during warm weather and direct sun did not withstand the expansion of the product’s sub-base. As a result the Company developed a “roll system” to counter the problem and improved the malleability of the product. During the second half of 2005 we commenced a replacement process by replacing problematic outdoor products with the new roll system. As at December 31, 2005 we were due to replace two products in Switzerland and Vancouver, Canada. The reserves required to replace these products were estimated at approximately $500,000. During the first quarter of 2006 we replaced the field in Wohlen, Switzerland at a cost of approximately $350,000 including transport and installation. In addition, we also replaced faulty products in the US for an additional $150,000. The product failure in Wohlen was due to problems with the connectivity of the panels in warm weather. The original product used a Tongue and Groove system which we have discontinued. In the US we have replaced different products for different reasons some of which were caused due to chemical complications in connection with using the surface for paintball sport. In August 2005 the Company installed a product in Interlaken, Switzerland. This product was our first type using the “click” connection system. As with the tongue and groove system the “click” would not sustain a playable surface in the variation of temperatures which were experienced in the area. The management therefore took the view to make a provision to replace the Interlaken which will be approximately $350,000. We therefore made a warranty reserve provision of $500,000) to replace products in the future in the event that any other installed products would fail or not sustain the variation of temperatures.

Other Charges
The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company has taken a charge of $2,217,607 in the first quarter of 2006 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

Interest
The Company calculates interest in accordance with the respective note payable. For the three months ending March 31, 2006 we took a charge of $ 42,152 against $732 for the comparative period of 2005. The significant increase mirrors the increase liabilities, which the company has assumed as well as calculated interest on all loan notes.

Liquidity and Capital Resources

At March 31, 2006, the Company had $450,430 in cash, as opposed to $262,446 in cash at December 31, 2005. Cash requirements for total operations for the quarter-ended March 31, 2006 were $4,002,744. Management estimates that cash requirements for the second quarter 2006 will be between $2 million to $3.5 million. As of the date of this report, the Company does not currently have available resources sufficient to cover the expected cash requirements through the end of the second quarter 2006 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses with enhanced efforts to market and sell Company products. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue in existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At March 31, 2006, the Company had total assets of $872,640 compared to total assets of $1,568,533 at December 31, 2005. The decrease is mainly due to provisions made against advances to XL Generation Canada Inc., an operational agent based in Montreal, providing financial and accounting services for the bureau liaison in Montreal, Canada.

At March 31, 2006, the Company had total current liabilities of $3,983,351. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from shareholders and suppliers; and (iii) warranty costs, in particular for replacement of fields in Vancouver, Canada and Interlaken, Switzerland, of an aggregate of $500,000.

The prepaid expenses and sundry current assets are composed of accounts receivable $169,872, security deposit for the New York office $15,967 and subscription receivable $38,385 for a total of $224,224 at March 31, 2006.

Since its formation, XL Generation AG has received advances from Mr. Albert Beerli, a stockholder and (since March 2006) director, to cover the general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. The total balance of amounts advanced as of March 31, 2006 was equal to $676,873 (the same as of December 31, 2005).

Between April 2005 and September 2005, Capex Investments Limited (which is affiliated with Capex Investments (Canada) Limited) loaned the Company $1,500,000. On September 12, 2005, Capex Investments Limited entered into a Loan Agreement with the Company, pursuant to which Capex Investments Limited loaned the Company an additional $500,000.

During the first quarter of 2006 the Company received an advance of approximately $478,000 on future finance initiatives.

In the first quarter of 2006, the Company focused considerable resources on further developing its outdoor turf products. In addition, the Company also experienced increased costs of sales and marketing, employee travel and operational expenses in connection with entering into new sales agreements.

The financial conditions of the Company raise substantial doubt about the Company's ability to continue as a going concern. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise the Company’s sales volume. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The inability of the Company to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 3.  Control and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions on required disclosure and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 17, 2006, Asset Protection Fund Limited exercised its Series A Warrants, paying the Company $412,500 to acquire 330,000 shares of the Company’s Common Stock. Those shares were issued on February 26, 2006.

On March 30, 2006, Capex Investments Limited exercised its Series A Warrants, paying the Company $1,388,888.75 to acquire 1,111,111 shares of the Company’s Common Stock that were issued on the same date as the warrants exercise.

The shares of restricted Common Stock issued pursuant to exercise of the warrants were exempt from registration under Section 4(2) of the U.S. Securities Act of 1933, as amended, in reliance on Regulation S promulgated thereunder.

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

April 6, 2006 issuance of Common Stock

On April 6, 2006, the Company, XL Generation AG and Stadium SA entered into a Stock Purchase Agreement (the "Stadium Stock Purchase Agreement") pursuant to which Stadium SA agreed to accept 1,236,824 restricted shares of the Company’s Common Stock in lieu of repayment of XL Generation AG indebtedness to Stadium SA of 2,950,000 Euros (approximately $3,584,545). Previously, the Terenvi Society had loaned XL Generation AG 1,600,000 Euros pursuant to a loan agreement dated December 16, 2004 (the “Terenvi Loan”). The Terenvi Society subsequently assigned the right to receive re-payment of the Terenvi Loan to Stadium SA. XL Generation AG previously entered into a distribution agreement with the Soreve Society on April 13, 2004 (the “Soreve Distribution Agreement”). The Soreve Society subsequently transferred to Stadium SA its payment rights under the Soreve Distribution Agreement. Pursuant to the Stadium Stock Purchase Agreement, the Company agreed to intervene and resolve the indebtedness of XL Generation AG in respect of the Terenvi Loan and Soreve Distribution Agreement by issuing shares of restricted Company Common Stock in satisfaction of XL Generation AG obligations. The Company entered into the aforementioned transaction involving issuance of restricted securities in reliance upon exemptions from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S. Stadium SA represented in the Stadium Stock Purchase Agreements it is not a "U.S. Person" (as such term is defined in Regulation S).

April 28, 2006 issuance of common stock

On April 28, 2006, the Company entered into a Common Stock Purchase Agreement with Poma Management SA ("Poma"). Pursuant to the Common Stock Purchase Agreement, Poma agreed to pay five hundred thousand dollars ($500,000) to purchase 200,000 shares of restricted Company Common Stock. The aggregate sale price for the 200,000 shares of the Company's Common Stock was of $500,000. No underwriting commissions were paid or discounts granted to underwriters. The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D and Regulation S promulgated thereunder. Poma represented in the Common Stock Purchase Agreements that it is an "accredited investor" (as defined in Rule 501 of Regulation D) and that it is not a "U.S. Person" (as such term is defined in Regulation S).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Election of a Director

On March 17, 2006, Albert Beerli, holder of 4.6% of the shares of Common Stock of the Company, and Director of XL Generation AG was appointed Director of the Company, by a unanimous resolution of the Board of Directors. The Company Bylaws provides that any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of Directors, may be filled by the shareholders or by the affirmative vote of a majority of the remaining Directors though less than a quorum of the Board of Directors. The Company shall have at least two (2) and not more than seven (7) Directors. Mr. Beerli is a scientist, having received his Ph.D in chemical engineering in 1969. Since 1988, Mr. Beerli has served as the Chief Executive Officer of Zenwex AG in Zug, Switzerland. Zenwex AG provides consulting services on scientific and technical matters.

Prospective Corporate Structure Modification

In order to improve the efficiency of the Company and to adapt to new markets, the Board of Directors is considering the development of a Company corporate structure modification plan (the “Plan”). The actions under consideration for inclusion in the Plan include possible merger, acquisition, tender offer, leveraged buyout, divestiture, spin-off, equity carve-out, liquidation or reorganization. The Plan may provide for the acquisition of additional subsidiaries or engagement of experts specialized in the fields of Company operations and in the markets of Company presence, such as North America and Europe. This may allow the Company to developed new clients and improve business relations with a view to increase sales. The Board of Directors is also assessing how it can reasonably reduce expenditures. The Company is currently exploring potential efficiencies in production overhead and possible reduction in personnel. The outline of the Plan is in a preliminary stage and subject to further review and revision by the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

On February 7, 2006, the Company filed a Form 8-K in connection with a press release the Company issued on February 7, 2006 (the “Press Release”). The Press Release announced that XL Generation AG would be the major sponsor of the upcoming “Planetfutbol” biennial event. In addition, the Press Release announced that XL Generation AG had appointed Mr. Eric Wynalda as XL Generation AG's North America Sales Director.

On March 16, 2006, the Company filed a Form 8-K disclosing that as of March 10, 2006, Mr. Harnam Kakkar resigned as a member of the Company’s Board of Directors to pursue other professional activities. Mr. Kakkar had served on the Company’s Board of Directors since December 2005. Mr. Kakkar expressed no disagreements with management in regard to his reasons for resigning from the Company’s Board of Directors.

On March 23, 2006, the Company filed a Form 8-K disclosing the following three items. First, it was disclosed that on March 17, 2006, the Company’s Board of Directors appointed Mr. Albert Beerli as a Director. Second, it was disclosed that effective as of March 17, 2006, the Company amended Article III, Section 1 of its Bylaws. Third, the Form 8-K disclosed that as of March 17, 2006, the Company changed its principal office mailing address to Sumpfstrasse 32, 6304 Zug, Switzerland. The Company’s new telephone number is 011 4141 723 1090.

(b)  Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.4	Bylaws, as amended on March 17, 2006, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

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
May 22, 2006

	By:	/s/ Alain Lemieux
Name: Alain Lemieux
Title: Principal Executive Officer

By:	/s/ Flemming Munck
Name: Flemming Munck
Title: Principal Financial Officer and Principal Accounting Officer