Form 10QSB
period 2006-06-30
XL Generation International Inc.
filed 2006-09-13
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

Commission File Number:    0-51213

XL GENERATION INTERNATIONAL INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-0909393
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

The Issuer had 34,578,268 shares of Common Stock, par value $.001, outstanding as of September 7, 2006.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

-i-

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
BALANCE SHEET
June 30, 2006
(Unaudited)

	June 30	December 31,
	2006	2005
		(Audited)
ASSETS

CURRENT ASSETS:
Cash	107,680	262,446
Inventory	58,711	54,971
Note receivable - Related Party	0	1,047,643
Prepaid expenses and sundry current assets	284,333	157,344
TOTAL CURRENT ASSETS	450,724	1,522,404

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	60,627	46,128
TOTAL ASSETS	511,351	1,568,532

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable-shareholders	1,203,547	976,873
Note payable- supplier	1,895,929	2,332,037
Accrued expenses and sundry current liabilities	1,618,738	1,020,068
TOTAL CURRENT LIABILITIES	4,718,214	4,328,978

TOTAL OTHER LIABILITIES

STOCKHOLDERS' DEFICIENCY
Common stock	102,778	92,923
Additional paid in capital	8,743,014	4,195,467
Accumulated Deficit	(13,442,783)	(7,311,239)
Other comprehensive income/(loss)	390,128	262,403
TOTAL STOCKHOLDERS' DEFICIENCY	(4,206,863)	(2,760,446)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	511,351	1,568,532

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 31 2005 and Six months ended June 2006
(unaudited)

Stockholders Deficiency	Common stock	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
January 1, 2005	88,390	—	(1,954,958)	(149,897)	(2,016,465)
Proceeds from the issuance of common stock	4,533	4,195,467	—	—	4,200,000
Year End Loss	—	—	(5,356,280)		(5,356,281)
Other comprehensive Loss				412,300	412,300
December 31, 2005	92,923	4,195,467	(7,311,239)	262,403	(2,760,446)
Proceeds from the issuance of common stock	9,855	4,547,547	—	—	4,557,402
Year End Loss	—	—	(6,131,544)		(6,131,544)
Other comprehensive Loss				127,725	127,725
June 30, 2006	102,778	8,743,014	(13,442,783)	390,128	(4,206,863)

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF OPERATIONS

Six months ended June 30, 2006 and June 30, 2005, and
three months ended June 30, 2006 and June 30, 2005
(unaudited)

	Six months ended		Three Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

SALES	1,789,665	698,145	578,694	453,794

COSTS AND EXPENSES:
Cost of sales	1,274,935	1,034,063	467,655	672,141
Selling, general and administrative	4,229,826	1,690,312	2,276,129	1,098,703
Provision for note receivable	2,321,020		103,413
Interest	88,041	2,312	45,889	1,502
Foreign exchange loss	7,386	26,995	291	17,547
TOTAL COSTS AND EXPENSES	7,921,210	2,753,682	2,893,377	1,789,893

NET LOSS	(6,131,544)	(2,055,537)	(2,314,682)	(1,336,099)

Net Loss Per Share	$(0.18)	$(0.30)	$(0.07)	$(0.20)

Average weighted Number of Shares	34,044,725	6,762,728	34,044,725	6,762,728

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2006 and 2005
(unaudited)

	June 30	June 30
	2006	2005

Net loss	(6,131,544)	(2,055,537)

Adjustment to reconcile net income to net cash provided by operating activities

Depreciation and amortization	8,539	209

Unrealized foreign exchange	127,725

Changes in operating assets and liabilities:
Inventory	(3,740)

Note receivable	1,047,643
Prepaid expenses and sundry current assets	(126,989)	10,334
Accrued expenses and sundry current liabilities	598,670	(398,474)
Net cash used by operating activities	(4,479,696)	(2,443,468)

Investing activities
Acquisitions of property and equipment	(23,038)	—

Net cash used in investing activities

Financing activities

Advances to related party
Advances to stockholders		416,047
Issuance of common stock	9,855
Premium 0n issuance of common stock	4,547,547	—
Note receivable - Related party	0
Proceeds of loans payable shareholder	226,674	—
Proceeds (repayments) of loans from suppliers	(436,108)	1,657,864
Net cash provide by financing activities	4,347,968	2,073,911

Increase (decrease) in cash	(154,766)	(369,557)

Cash- beginning of period	262,446	434,194
Cash- end of period	107,680	64,637

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

XL Generation International Inc. (the "Company") was incorporated in Nevada on March 18, 2004 as Cygni Systems Corporation and changed its name to XL Generation International Inc. on August 23, 2005. On August 19, 2005, the Company entered into a Share Exchange Agreement (“SEA”) with XL Generation AG ("XLG") pursuant to which the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance of fifteen million shares of restricted common stock (the "Common Stock").

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

XLG products are produced by Polyprod Inc. (“Polyprod”), a Canadian Corporation, pursuant to an Exclusive Manufacturing License Agreement (the “Exclusive Agreement”) entered into as of January 2, 2005. Polyprod Inc. provides the assembly of the final XLG products, using a combination of turf, glue, and Expanded Polypropylene (EPP). Pursuant to the Exclusive Agreement, Polyprod manufactures XLG’s products on a cost-plus basis. The Exclusive Agreement has a term of ten (10) years.

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

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

June 30,
2006

Computer equipment--3 yrs	$2,904
Furniture & fixtures--5 yrs	50,064
Leasehold improvements	19,338
$72,306
Less: accumulated depreciation	($11,679)
Balance June 30, 2006	$60,627

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

WARRANTY PROVISIONS

The Company provides a reserve based upon management experience and assessment of potential replacement costs. Company management will continue to monitor the stability of its products and will adjust the provision accordingly. During 2005, management undertook a major review of the warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. In the second half of the year we found that our product during warm weather and direct sun did not withstand the expansion of the product’s sub-base. As a result the Company developed a “roll system” to counter the problem and improved the malleability of the product. During the second half of 2005 we commenced a replacement process by replacing problematic outdoor products with the new roll system. As at December 31, 2005 we were due to replace two products in Switzerland and Vancouver, Canada. The reserves required to replace these products were estimated at approximately $500,000. During the first quarter of 2006 we replaced the field in Wohlen, Switzerland at a cost of approximately $350,000 including transport and installation. In addition, we also replaced faulty products in the US for an additional $150,000. The product failure in Wohlen was due to problems with the connectivity of the panels in warm weather. The original product used a Tongue and Groove system which we have discontinued. In the US we have replaced different products for different reasons some of which were caused due to chemical complications in connection with using the surface for paintball sport. In August 2005 the Company installed a product in Interlaken, Switzerland. This product was our first type using the “click” connection system. As with the tongue and groove system the “click” would not sustain a playable surface in the variation of temperatures which were experienced in the area. The management therefore took the view to make a provision to replace the Interlaken which will be approximately $350,000. We therefore made a warranty reserve release provision of $682,000 to replace products in the future in the event that any other installed products would fail or not sustain the variation of temperatures.

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

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. During the three months period ended June 30, 2006, the Company has incurred losses of $2,314,682. The Company has negative working capital of $4,267,490 at June 30, 2006, and a stockholders deficiency of $4,206,863 at June 30, 2006. As at June 30, 2006 current assets less current liabilities was a net liability of $4,267,490. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PREPAID EXPENSES & SUNDRY CURRENT ASSETS

Balance consisted of the following at June 30, 2006:

June 30, 2006

Security Deposits	$16,880
Trade Debtors	226,873
Other receivable	40,580
$284,333

NOTE 5 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at June 30, 2006:

June 30, 2006:

Accrued interest	$185,000
Accrued operating expenses	751,738
Warranty	682,000
$1,618,738

Movement in the Warrant Provision

Balance as at January 1, 2006	$500,000
Release of Provision	(350,000)
Additional Provision	532,000
Provision as at June 30, 2006	$682,000

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

NOTE 7 - PAYABLE - SHARE HOLDERS

Mr. Albert Beerli, a significant shareholder, continued to support the Company with additional shareholder loans through payment of certain Company overhead obligations. The total note balance at June 30, 2006 was $717,447. The note carries an interest of 4.5% and is payable on demand.

On December 30, 2005, the Company received loans from CAPEX Investment Limited, a shareholder, in the amount of $300,000. This loan was part of the advance on Warrants made by CAPEX as part of the Private Placements executed November 17, 2005. This advance carried an interest rate of 10% per annum, and all of the advances made as of March 30, 2006 were converted into 1,111,111 restricted shares of the Company’s Common Stock.

NOTE 8 - CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 34,578,268 were issued and outstanding at of June 30, 2006. During the first six months of 2006, the Company issued a total of 4,527,935 restricted shares of the Company’s Common Stock in connection with various contracts, private placements and the exercise of warrants.

NOTE 9 - INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $7,321,193 at June 30, 2006. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at June 30, 2006 are as follows:

June 30, 2006:

Deferred tax asset	$2,768,000
Valuation allowance	(2,768,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company was committed under an operating lease for its New York office that called for minimum annual rental of approximately $96,000 per year that was to expire August 2008. Subsequent to June 30, 2006, the Company decided to close its New York office and entered into an agreement with at third party who will assume the Company’s obligations toward the said lease.

NOTE 11- RELATED PARTY TRANSACTIONS

From time to time, Mr. Beerli, a significant shareholder, does advance payments on behalf of the Company to cover general overhead items related to the running cost of the Zug office. As of June 30, 2006, these advances totaled $717,447.

For the first six months of 2006, the Company was charged $131,159 for fees and expenses by Greendale Consulting Limited (“Greendale”) for the provision of financial and commercial consulting and support services to the Company. Greendale, an entity formed in the United Kingdom, is controlled by Flemming Munck, who was a director of the Company, as well as the Company's CFO and Treasurer until his resignation in August 2006. The outstanding amount owed to Greendale as of June 30, 2006 was $0 ($0 for 2005). On August 21, 2006, Mr. Munck and the Company entered into a Mutual Release and Waiver, providing that Mr. Munck will receive 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company, pursuant to his employment agreement or otherwise.

In September, 2005, the Company signed an agreement with Mr. Daniel Courteau, a director of the Company, for the transfer of Mr. Courteau’s rights in the bankruptcy of Symbior Technology Ltd for an amount of $60,000 Canadian Dollars (CAD). As of June 30, 2006, the outstanding amount owed to Mr. Courteau in regard to the said agreement was $0 ($50,000 as of December 31, 2005).

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company has taken a charge of $2,321,020 in the first six months of 2006 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

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

Note 13 - SUBSEQUENT EVENTS

On August 16, 2006, Mr. Flemming Munck resigned as the Chief Financial Officer (“CFO”) and as a director of the Company. In connection with Flemming Munck’s resignation as of the Company, on August 21, 2006, Mr. Munck and the Company entered into a Mutual Release and Waiver, providing that Mr. Munck will receive 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company, pursuant to his employment agreement or otherwise.
The Company expects to conduct a search for a new CFO as soon as reasonably possible. In the interim, Mr. Michel St-Pierre has agreed to serve as Acting CFO of the Company.

On August 18, 2006, Mr. Alain Lemieux resigned as the Chief Executive Officer (“CEO”) and as a director of the Company. In connection with Alain Lemieux’s resignation as the CEO of the Company, Mr. Lemieux and the Company entered into a Mutual Release and Waiver, pursuant to which Mr. Lemieux has granted the complete release and waiver of any unpaid salary, wages and termination payments, with the exception of the refunding of all expenditures incurred for the benefit of the Company. In consideration of such release and waiver, the Company has granted Mr. Lemieux the full and final release of any claim, demand or cause of action related directly or indirectly to his employment with the Company, for any act done in good faith in connection with his service as an officer of the Company. The Company expects to conduct a search for a new CEO as soon as reasonably possible. The Chairman of the Board, Mr. Alexander C. Gilmour, has agreed to serve as Acting CEO in the interim.

On September 5, 2005, Polyprod Inc. (“Polyprod”), a Canadian Corporation that provides the final assembly of XLG products on cost-plus basis under an Exclusive Manufacturing License Agreement with the Company, sent an invoice of $723,848 to the Company claiming non-accounted costs for the final assembly of the Company’s products for the period from October 30, 2004 to October 30, 2005. The Company is currently reviewing the validity of Polyprod’s claim. As a result, depending on the outcome of our review of Polyprod’s claim, the Company may have to restate its financial statements for the period for which Polyprod may not have fully accounted for the costs of the final assembly of the Company’s products.

ITEM 2.    Management’s Discussion and Analysis

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended June 30, 2006 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and Six Month Periods ended June 30, 2006

Overview
The Company posted for the three and six month periods ended June 30, 2006 net losses of $2,314,682 and $6,131,544, respectively, as compared to $2,055,537 and $1,336,099 for the comparable periods last year.

Sales
For the three and six month periods ended June 30, 2006, the Company achieved gross revenues of $578,694 and $1,789,665, respectively. This compared to $698,145 and $453,794 for the same periods last year. For the six month period ended June 30, 2006. During the six month period ended June 30, 2006, the company realized 47% of its gross sales in Europe with the remaining being achieved in North America. During the six months ended June 30, 2006, the Company delivered on three significant sales, mostly XL Pro EF products, two in Switzerland, one for the Municipality of Riehen ($277,000) and the second one for the Municipality of Buhrain ($389,000). The third sale closed in Norway for the Hammar Olympic Properties ($419,000). The latter sale was the first large project we have implemented in Norway and extends our coverage in the Scandinavian market.

Total Cost and Expenses
For the three and six month periods ended June 30, 2006, the Company incurred total cost and expenses of $2,893,377 and $7,921,210, respectively. This compared to $2,753,682 and $1,789,893 for the same periods last year. The increase in total cost and expenses was caused by a significant cost increase in corporate overhead, expanding expenses related to the sponsoring of major events, increasing marketing and merchandising expenses, additional provisions for warranty cost and provisions against advances made to a related party. Subsequent to June 30, 2006, the Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable and in relation to current revenue volume and management’s expectations.

Cost of Sales
For the three and six month periods ended June 30, 2006, the Company realized gross margins of 19% and 28%, respectively. These margins reflect substantial improvements against what the Company previously achieved in any reported quarter. This improvement in the Company’s gross margins is mostly attributable the continuous production of highly similar products over a long period of time. Management efficiencies obtained in our supply chain facilitated improvement in the Company’s position to buy in bulk and obtain better prices. We intend to continue where possible to plan our production schedule with our suppliers of raw materials to further improve gross margins.

Selling, General and Administration
For the three and six month periods ended June 30, 2006, the Company incurred selling, general and administration expenses of $2,276,129 and $4,229,826, respectively. This compared to $1,690,312 and $1,098,703 for the same periods last year. The increase was due to an expanding staff and added goals for all with the goal to improve the Company’s ability to respond to regulatory and market requirements. Additional management positions were created in the sales and marketing as well as in operational areas in light of the Company’s goals of producing quality products, increasing sales, and lowering prices. We also re-organized the sales department and took on new sales staff in France and a new Sales Director in the United States. Further, we continued to work with the United Nations to establish the World Sports Alliance (WSA). This has required for the Company added resources allocated in Europe and the US for this purpose. The resources required were in the areas of sales, promotions, legal and marketing. In addition to their duties with WSA these individuals are also required to assist in sales projects in their geographical area as applicable. During the six month period ended June 30, 2006, the Company allocated approximately $130,000 to the WSA project, whereas there were no expenditures related to WSA in prior periods.

Warranty
For the three and six month periods ended June 30, 2006, the Company incurred warranty expenses of $259,673 and $764,075, respectively. In 2005, our management undertook a major review of warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. The Company now takes warranty reserve based upon management experience and assessment of potential replacement costs. The Company management will continue to monitor the stability of its products and will adjust the provision accordingly. At December 31, 2005, the Company had to replace two products in Switzerland and Vancouver, Canada. The reserves required to replace these products were estimated at approximately $500,000. In the six month period ended June 30, 2006, the Company replaced the field in Wohlen, Switzerland at a cost of approximately $350,000 including transport and installation. In addition, the Company also replaced faulty products in the US for an additional $150,000. The product failure in Wohlen was due to problems with the connectivity of the panels in warm weather. The product used a Tongue and Groove system which we have discontinued. In the US we have replaced different products for different reasons some of which were caused due to chemical complications in connection with using the surface for paintball sport. Further, in August 2005, the Company installed a product in Interlaken, Switzerland which proved to be defective. This product was our first type using the “click” connection system. As with the Tongue and Groove system the “click” did not sustain a playable surface given temperature variations experienced in the area. The Company opted to replace the Interlaken turf at cost of approximately $350,000.

Other Charges
The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. For the three and six month periods ended June 30, 2006, the Company has taken a charge of $103,413 and $2,321,020, respectively in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including the building up of inventory to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

Depreciation and Amortization
Depreciation and amortization for the three and six month periods ended June 30, 2006 were $4,367 and $8,539.

Interest
The Company calculates interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2006, the Company a charge of $45,889 and $88,041, respectively. This compared to $2,312 and $1,502 for the same periods last year. This significant increase mirrors the increase liabilities which the Company has assumed to finance its operations.

Liquidity and Capital Resources

At June 30, 2006, the Company had $107,680 in cash, as opposed to $262,446 in cash at December 31, 2005. Total cash requirements for operations for the six month period ended June 30, 2006 was $4,479,696. As of result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements for the remaining of fiscal 2006 will be between $2.5 million to $3.5 million. As of the date of this report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the third quarter 2006 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses with enhanced efforts to market and sell Company products. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At June 30, 2006, the Company had total assets of $511,351 compared to total assets of $1,568,532 at December 31, 2005. The decrease is mainly due to provisions made against advances to XL Generation Canada Inc., an operational agent based in Montreal, providing financial and accounting services for the bureau liaison in Montreal, Canada.

At June 30, 2006, the Company had total current liabilities of $4,718,214 compared to total current liabilities of $4,328,978 at December 31, 2005. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from shareholders and suppliers; and (iii) warranty costs.

The prepaid expenses and sundry current assets are composed of accounts receivable $226,873, security deposit for the New York office $16,880 and subscription receivable $40,580 for a total of $284,333 at June 30, 2006. Subsequent to June 30, 2006, the Company closed its New York office and transferred its lease obligations toward a third party.

Since its formation, XL Generation AG has received advances from Mr. Albert Beerli, a stockholder and (since March 2006) a director, to cover the general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. The total balance of amounts advanced by Mr. Beerli as of June 30, 2006 was equal to $717,447. This compared to $676,873 as of December 31, 2005.

Between April 2005 and September 2005, Capex Investments Limited (which is affiliated with Capex Investments (Canada) Limited, a stockholder) loaned the Company $1,500,000. On September 12, 2005, Capex Investments Limited entered into a Loan Agreement with the Company, pursuant to which Capex Investments Limited loaned the Company an additional $500,000.

In the first six months of 2006, the Company allocated considerable resources on further developing its outdoor turf products. In addition, the Company also experienced increased costs for sales and marketing, employee travel and operational expenses in connection with entering into new sales agreements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

April 6, 2006 issuance of Common Stock

On April 6, 2006, the Company, XL Generation AG and Stadium SA entered into a Stock Purchase Agreement (the "Stadium Stock Purchase Agreement") pursuant to which Stadium SA agreed to accept 1,236,824 restricted shares of the Company’s Common Stock in lieu of repayment of XL Generation AG indebtedness to Stadium SA of 2,950,000 Euros (approximately $3,584,545). Previously, the Terenvi Society had loaned XL Generation AG 1,600,000 Euros pursuant to a loan agreement dated December 16, 2004 (the “Terenvi Loan”). The Terenvi Society subsequently assigned the right to receive re-payment of the Terenvi Loan to Stadium SA. XL Generation AG previously entered into a distribution agreement with the Soreve Society on April 13, 2004 (the “Soreve Distribution Agreement”). The Soreve Society subsequently transferred to Stadium SA its payment rights under the Soreve Distribution Agreement. Pursuant to the Stadium Stock Purchase Agreement, the Company agreed to intervene and resolve the indebtedness of XL Generation AG in respect of the Terenvi Loan and Soreve Distribution Agreement by issuing shares of restricted Company Common Stock in satisfaction of XL Generation AG obligations. The Company entered into the aforementioned transaction involving issuance of restricted securities in reliance upon exemptions from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S. Stadium SA represented in the Stadium Stock Purchase Agreement that it is not a "U.S. Person" (as such term is defined in Regulation S).

April 28, 2006 issuance of common stock

On April 28, 2006, the Company entered into a Common Stock Purchase Agreement with Poma Management SA ("Poma"). Pursuant to the Common Stock Purchase Agreement, Poma agreed to pay five hundred thousand dollars ($500,000) to purchase 200,000 shares of restricted Company Common Stock. The aggregate sale price for the 200,000 shares of the Company's Common Stock was of $500,000. No underwriting commissions were paid or discounts granted to underwriters. The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D and Regulation S promulgated thereunder. Poma represented in the Common Stock Purchase Agreement that it is an "accredited investor" (as defined in Rule 501 of Regulation D) and that it is not a "U.S. Person" (as such term is defined in Regulation S).

June 7, 2006 issuance of common stock

On June 7, 2006, the Company entered into a Common Stock Purchase Agreement with Aton Select Fund Limited. Pursuant to the Common Stock Purchase Agreement, Aton Select Fund Limited agreed to pay five hundred thousand dollars ($500,000) to purchase from the Company 250,000 shares of the Company's Common Stock.

The offering price for the 250,000 shares of the Company's Common Stock was a total of $500,000. No underwriting commissions were paid or discounts granted to underwriters.

The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D and Regulation S promulgated thereunder. Aton Select Fund Limited represented in the Common Stock Purchase Agreements that it is an "accredited investor" (as defined in Rule 501 of Regulation D) and that it is not a "U.S. Person" (as such term is defined in Regulation S).

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

Item 6.      Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

April 5, 2006

On April 5, 2006, the Company filed a Form 8-K disclosing the following:

1. On March 30, 2006, XL Generation AG, the sole operating subsidiary of the Company, entered into employment agreements with three individuals who are officers and directors of the Company; and

2. On March 30, 2006, the Company adopted a 2006 Equity Incentive Plan, effective as of March 24, 2006.

On April 21, 2006, the Company filed Amendment No. 1 to the April 5, 2006 Form 8-K, to correct and clarify certain disclosures in respect of the terms and conditions of the agreements described in the Form 8-K filed April 5, 2006.

April 12, 2006

On April 12, 2006, the Company filed a Form 8-K disclosing that on April 6, 2006, the Company, its wholly-owned subsidiary XL Generation AG and Stadium SA entered into a Stock Purchase Agreement

(the "Stock Purchase Agreement") pursuant to which the Company agreed to exchange a debt of 2,950,000 Euros (approximately $3,584,545) owed by XL Generation AG to Stadium SA in exchange for 1,236,824 restricted shares of the Company’s common stock. No underwriting commissions were paid or discounts granted to underwriters.

Previously, the Terenvi Society had loaned XL Generation AG 1,600,000 euros pursuant to a loan agreement dated December 16, 2004. The Terenvi Society subsequently transferred the right to receive re-payment of this loan to Stadium SA. In addition, XL Generation AG had entered into a distribution agreement with the Soreve Society on April 13, 2004. The Soreve Society also subsequently transferred its rights to paid pursuant to this distribution agreement to Stadium SA. Pursuant to the Stock Purchase Agreement, the Company agreed to intervene in the debt of its subsidiary, XL Generation AG.

April 21, 2006

On April 21, 2006, the Company filed Amendment No. 1 to correct and clarify certain disclosures in respect of the terms and conditions of the agreements described in the Form 8-K filed April 5, 2006. The Form 8-K/A filed April 21, 2006 disclosed the following:

1. On March 30, 2006, XL Generation AG, the sole operating subsidiary of the Company, entered into employment agreements with three individuals who are officers and directors of the Company: (a) Mr. Alain Lemieux, the President, Chief Executive Officer and a director of the Company; (b) Mr. Daniel Courteau, the Company’s Vice President, legal affairs and a director of the Company; (c) Mr. Flemming Munck, the Company’s Chief Financial Officer and a director of the Company.

2. On March 30, 2006, the Company adopted a 2006 Equity Incentive Plan (the “Plan”), effective as of March 24, 2006. Under the Plan, the Company may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of the Company’s common stock that may be issued under the Plan is 2,000,000 shares.

May 31, 2006

On May 31, 2006, the Company filed a Form 8-K disclosing that as of May 24, 2006, Mr. Arthur Rawl had been appointed as a director of the Company.

August 21, 2006

On August 21, 2006, the Company filed a Form 8-K in connection with a press release the Company issued on August 18, 2006 (the “Press Release”). The Press Release announced that Mr. Alain Lemieux had resigned as Chief Executive Officer and director of the Company effective immediately. The Press Release also announced that Mr. Alexander C. Gilmour, Chairman of the Company, had agreed to serve as Acting CEO of the Company until a new CEO had been appointed.

August 22, 2006

On August 22, 2006, the Company filed a Form 8-K disclosing the following items. First, it was disclosed that, in connection with Alain Lemieux’s resignation as the Chief Executive Officer of the Company, on August 18, 2006, Mr. Lemieux and the Company had entered into a Mutual Release and Waiver, pursuant to which Mr. Lemieux had granted the complete release and waiver of any unpaid salary, wages and termination payments, with the exception of the refunding of all expenditures incurred for the benefit of the Company. Second, it was disclosed that the had issued a Press Release on August 22,2006, to announce the resignation of Mr. Flemming Munk as Chief Financial Officer and director of the Company effective August 21, 2006. Third, it was disclosed that in connection with Flemming Munck’s resignation as Chief Financial Officer of the Company, Mr. Munck and the Company had entered into a Mutual Release and Waiver which provided Mr. Munck with 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company.

(b)  Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.44
Stock Purchase Agreement, executed as of April 6, 2006, by and among XL Generation International Inc., XL Generation AG and Stadium SA, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

Exhibit 10.45	Common Stock Purchase Agreement, executed as of April 28, 2006, by and among XL Generation International Inc. and Poma Management SA.

Exhibit 10.46	Common Stock Purchase Agreement, executed as of June 7, 2006, by and among XL Generation International Inc. and Aton Select Fund Limited.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL GENERATION INTERNATIONAL INC.
September 13, 2006

	By:	/s/ Alexander C. Gilmour
Name: Alexander C. Gilmour
Title: Acting Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and Acting Principal Accounting Officer