Form 10QSB
period 2006-09-30
XL Generation International Inc.
filed 2006-11-20
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006.

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

The Issuer had 34,578,268 shares of Common Stock, par value $.001, outstanding as of November 13, 2006.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

ii

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006 or for any other period.

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
BALANCE SHEET
September 30, 2006
(Unaudited)

	September 30, 2006	December 31, 2005
		(Audited)
ASSETS

CURRENT ASSETS:
Cash	382,720	262,446
Inventory	372,047	54,971
Note receivable - Related Party	687	1,047,643
Prepaid expenses and sundry current assets	1,050,169	157,344

TOTAL CURRENT ASSETS	1,805,623	1,522,404

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	55,970	46,128

TOTAL ASSETS	1,861,593	1,568,532

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable-shareholders	2,178,394	976,873
Note payable- supplier	3,444,010	2,332,037
Accrued expenses and sundry current liabilities	2,021,279	1,020,068

TOTAL CURRENT LIABILITIES	7,643,683	4,328,978

TOTAL OTHER LIABILITIES

STOCKHOLDERS' DEFICIENCY
Common stock	103,465	92,923
Additional paid in capital	12,796,510	4,195,467
Accumulated Deficit	(19,212,700)	(7,311,239)
Other comprehensive income/(loss)	530,635	262,403

TOTAL STOCKHOLDERS' DEFICIENCY	(5,782,090)	(2,760,446)

TOTAL LIABILITIES AND STOCKHOLDERS
DEFICIENCY	1,861,593	1,568,532

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 31 2005 and Nine months ended September 2006
(unaudited)

Stockholders Deficiency

Stockholders Deficiency	Common stock	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
January 1,2005	88,390	-	(1,954,958)	(149,897)	(2,016,465)
Proceeds from the issuance of common stock	4,533	4,195,467	-	-	4,200,000
Year End Loss	-	-	(5,356,281)		(5,356,281)
Other comprehensive Loss				412,300	412,300
December 31 ,2005	92,923	4,195,467	(7,311,239)	262,403	(2,760,446)
Proceeds from the issuance of common stock	10,542	8,601,043	-	-	8,6117,585
Year End Loss	-	-	(11,901,461))		(11,901,461)
Other comprehensive Loss				268,232	268,232
September 30,2006	103,465	12,796,510	(19,212,700))	530,635	(5,782,090)

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF OPERATIONS

Nine months ended September 2006 and 2005, and
three months ended September 30, 2006 and 30, 2005
(unaudited)

	Nine months ended			Three Months Ended
	September 30		September 30	September 30		September 30
	2006		2005	2006		2005

SALES		4,218,265	1,200,074		2,428,600		501,929

COSTS AND EXPENSES:
Cost of sales		3,643,840	1,356,781		2,368,906		861,905
Selling, general and administrative		5,079,150	3,189,636		848,962		835,555
Provision for note receivable		4,751,526			2,430,506
Interest		183,856	3,831		95,815		1,519
Foreign exchange loss		(10,590)	(348,612)		(17,616)		(201,141)
Loss on settlement of debt		2,471,944			2,471,944

TOTAL COSTS AND EXPENSES		16,119,726	4,201,636		8,198,517		1,497,838

NET LOSS		(11,901,461)	(3,001,562)		(5,769,917)		(995,909)

Net Loss Per Share	$	(0.34)	$(0.12)	$	(0.17)	$	(0.04)

Diluted Net Loss Per Share	$	(0.34)	$(0.12)	$	(0.16)	$	(0.04)

Average weighted Number of Shares		34,044,725	24,288,800		34,044,725		24,288,800

XL GENERATION INTERNATIONAL INC.
(formerly CYGNI SYSTEMS CORPORATION)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006 and 2005
(unaudited)
	September 30	September 30
	2006	2005
Net loss	(11,901,461)	(3,001,562)

Adjustment to reconcile net income to net cash provided
by operating activities

Depreciation and amortization	12,538	0

Unrealized foreign exchange	268,232	0

Issuance of common stock in exchange for debt	2,471,944

Changes in operating assets and liabilities:

Inventory	(317,076)	(56,121)
Accounts receivable		(330,244)
Note receivable	1,046,956
Prepaid expenses and sundry current assets	(892,825)	49,355
Accrued expenses and sundry current liabilities	1,001,211	(89,065)

Net cash used by operating activities	(8,310,481)	(3,247,637)

Investing activities
Acquisitions of property and equipment	(22,380)	-

Net cash used in investing activities

Financing activities

Advances to related party		(2,907)
Advances to stockholders		(489,220)
Issuance of common stock	10,542
Premium 0n issuance of common stock	6,129,099	-
Note receivable - Related party	0
Proceeds of loans payable shareholder	1,201,521	2,216,192
Proceeds (repayments) of loans from suppliers	1,111,973	1,224,218

Net cash provide by financing activities	8,453,135	2,948,283

Increase (decrease) in cash	120,274	(479,354)

Cash- beginning of period	262,446	536,967

Cash- end of period	382,720	57,613

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

XLG was incorporated in 1991, and was inactive until March of 2004, when it began to manufacture, promote and sell XL Turf products (XLG was subsequently granted exclusive worldwide rights in connection with the XL Turf products). XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities. XLG has its operational headquarters in Zug, Switzerland. XLG is a provider of artificial turf to international soccer clubs, educational institutions and other leisure providers across North America, Europe and Asia. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents. Of these six patents, one is patented in 38 countries, with patents pending in 6 more countries; another is patented in 16 countries, with patents pending in 28 more; two of these patents are pending in seven countries; and two of the six patents are pending in one country each. XLG produces its owned product lines under the "XL Generation" trademark, including the "genuine" XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology."

XLG is represented in Canada by XL Generation Canada Inc. (XLG Canada) which was incorporated on November 11, 2003 under the name of Symbior Marketing NA Inc., under the Companies Act, part 1A (Quebec). From inception until March 2004, XLG Canada had no active operations. The head office was, and is still today, situated at 1000, de la Gauchetière West, Suite 2900, Montreal, Quebec, H3B 4W5, Canada. From the incorporation date to April 5, 2004 the sole shareholder of XLG Canada was Symbior Marketing AG. On April 5, 2004, Symbior marketing AG transferred all the issued and outstanding shares of XLG Canada to XL Generation AG for nominal consideration. Subsequently, on September 1, 2004, XL Generation AG transferred all the issued and outstanding shares of XLG Canada to Albert Beerli. Mr. Beerli is a Director of XLG and a Director of the Company and a shareholder of the Company. The transfer was made for a nominal consideration. In February 2004, XLG entered into a Management Agreement (the “Management Agreement”) with XLG Canada. The Management Agreement provided that XLG Canada would act as XLG’s representative in Canada. The Management Agreement provided that XLG Canada would (i) register with Canadian tax authorities; (ii) employ the staff required by XLG in Canada; (iii) pay the salary of XLG’s Canadian staff; (iv) reimburse employees of XLG, upon the approval of XLG; (v) pay certain consulting fees on behalf of XLG; (vi) pay certain fees to Polyprod Inc. (a related party service provider to the Company); (vii) maintain a separate bank account; (viii) represent XLG in transactions with Polyprod Inc.; and (ix) serve as the vendor for any sales of XLG products in Canada. The Management Agreement further provides that in the event of a change of control, XLG Canada would continue to act on behalf of XLG in Canada, but any profits would be paid to XLG. In the event of a change of control, XLG would have the right to appoint another party to act as its agent in Canada. The Management Agreement provides that in the event of a change of control, in consideration for the services to be rendered by XLG Canada to XLG, a fee would be negotiated by the parties which shall represent the fair market value of services rendered. The Management Agreement has no set termination date, but may be terminated at any time by a written notice sent to the other party at least two (2) months prior to the termination date. XLG Canada has never charged a fee to XLG for services rendered. Mr. Beerli, acting both on his own behalf and on behalf of XLG has executed a memorandum (the “Memorandum”) with XLG and the Company, memorializing certain oral agreements previously reached between the Company, XLG and XLG Canada. Pursuant to the Memorandum, Mr. Beerli is not entitled to receive any compensation or equity benefit from XLG Canada or for his ownership of XLG Canada. Any profits from the sales of products of XLG in Canada shall pass-through XLG Canada to XLG. All advances made to XLG Canada shall be allocated solely for the benefit of XLG.

XLG products are produced by Polyprod Inc. (“Polyprod”), a Canadian Corporation, pursuant to an Exclusive Manufacturing License Agreement (the “Exclusive Agreement”) entered into as of January 2, 2005. Polyprod Inc. provides the assembly of the final XLG products, using a combination of turf, glue, and Expanded Polypropylene (EPP). Pursuant to this Exclusive Agreement, Polyprod manufactured XLG’s products on a cost-plus basis. The Exclusive Agreement has a term of ten (10) years.

On September 5, 2006, Polyprod sent the Company an invoice of $723,848 claiming non-accounted costs for the final assembly of the Company's products for the period from October 30, 2004 to October 30, 2005. Subsequent to the period covered by this Report, Polyprod sent additional invoices to the Company, claiming additional charges and unaccounted for costs through September 30, 2006 in an amount of $100,634.04. The Company is currently reviewing the validity of Polyprod's claim. As a result, depending on the outcome of our review of Polyprod's claim, the Company may have to restate its financial statements for the period for which Polyprod may not have fully accounted for the costs of the final assembly of the Company's products.

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

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

September 30,
2006

Computer equipment--3 yrs	$2,904
Furniture & fixtures--5 yrs	50,064
Leasehold improvements	19,338
$72,306
Less: accumulated depreciation	($16,336)
Balance September 30, 2006	$55,970

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

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. The attached financial statements do not include the Black-Scholes calculations as required by FASB. This information will be presented as soon as it is available.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

WARRANTY PROVISIONS

The Company provides a reserve based upon management experience and assessment of potential replacement costs. Company management will continue to monitor the stability of its products and will adjust the provision accordingly. As at September 30, 2006 we were due to replace two products in Switzerland and Vancouver, Canada. The reserves required to replace these products were estimated at approximately $682,000.

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

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. During the three months period ended September 30, 2006, the Company has incurred losses of $5,769,917. The Company has negative working capital of $5,838,060 at September 30, 2006, and a stockholders deficiency of $ 5,782,090 at September 30, 2006. As at September 30, 2006 current assets less current liabilities was a net liability of $5,838,060. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PREPAID EXPENSES & SUNDRY CURRENT ASSETS

Balance consisted of the following at September 30, 2006:

September 30, 2006

Security Deposits	$16,697
Trade Debtors	929,220
Other receivable	104,252
$1,050,169

NOTE 5 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at September 30, 2006:

September 30, 2006:

Accrued interest	$244,000
Accrued operating expenses	1,095,279
Warranty	682,000
$2,021,279

Movement in the Warrant Provision

Balance as at January 1, 2006	$500,000
Release of Provision	(350,000)
Additional Provision	532,000
Provision as at September 30, 2006	$682,000

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

NOTE 7 - PAYABLE - SHARE HOLDERS

Mr. Albert Beerli, a significant shareholder, continued to support the Company with additional shareholder loans through payment of certain Company overhead obligations. The total note balance at September 30, 2006 was $694,312. The note carries an interest of 4.5% and is payable on demand.

On December 30, 2005, the Company had received loans from CAPEX Investment Limited, a shareholder, in the amount of $835,000. In 2006, the Company received additional loans from CAPEX Investment Limited in the amount of $526,000. These loans carry an interest of 10% and are payable on demand. As of September 30, 2006, total loans from CAPEX Investment Limited amounted to $1,484,082.

NOTE 8 - CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 34,578,268 were issued and outstanding at of September 30, 2006. During the first nine months of 2006, the Company issued a total of 4,578,935 restricted shares of the Company’s Common Stock in connection with various private placements and the exercise of warrants.

NOTE 9 - INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $9,429,519 at September 30, 2006. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at September 30, 2006 are as follows:

September 30, 2006:

Deferred tax asset	$2,768,000
Valuation allowance	(2,768,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

XL Generation AG, a wholly owned subsidiary of the Company, is a party to a lease for its New York office (the “New York Lease”), at a minimum annual rental of approximately $96,000 per year. The New York Lease expires in August 2008. In August, 2006, the Company decided to close its New York office, and it was determined that XL Generation AG would enter into an agreement with a third party who would assume XL Generation AG’s obligations under the New York Lease. Since that time, a third party has taken over the payment of the rent due under the New York Lease, but no formal agreement has been entered into between XL Generation AG and the third party.

NOTE 11- RELATED PARTY TRANSACTIONS

From time to time, Mr. Beerli, a significant shareholder, advances payments on behalf of the Company to cover general overhead items related to the running cost of the Zug office. As of September 30, 2006, these advances totaled $694,312.

For the first six months of 2006, the Company was charged $131,159 for fees and expenses by Greendale Consulting Limited (“Greendale”) for the provision of financial and commercial consulting and support services to the Company. Greendale, an entity formed in the United Kingdom, is controlled by Flemming Munck, who was a director of the Company, as well as the Company's CFO and Treasurer until his resignation in August 2006. The outstanding amount owed to Greendale as of September 30, 2006 was $0 ($0 for 2005). On August 21, 2006, Mr. Munck and the Company entered into a Mutual Release and Waiver, providing that Mr. Munck will receive 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company, pursuant to his employment agreement or otherwise.

In September, 2005, the Company signed an agreement with Mr. Daniel Courteau, a director of the Company, for the transfer of Mr. Courteau’s rights in the bankruptcy of Symbior Technology Ltd for an amount of $60,000 Canadian Dollars (CAD). In September 2006, Mr. Courteau resigned as director of the Company. As of September 30, 2006, the outstanding amount owed to Mr. Courteau in regard to the said agreement was $0 ($50,000 as of December 31, 2005).

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company has taken a charge of $4,751,726 in the first nine months of 2006 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

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

Note 13 - SUBSEQUENT EVENTS

On October 11, 2006, legal proceedings were undertaken by a wholly owned subsidiary of the Company, XL Generation AG, and an entity affiliated with the Company, XL Generation Canada Inc., in the Quebec Superior Court of the City of Montreal, Canada, against Polyprod. These entities filed a bankruptcy claim against Polyprod, and requested the placement of all of Polyprod Inc.’s assets under receivership. A date for the hearing has been set as November 29, 2006 before the Quebec Superior Court in Montreal.

As a result of the bankruptcy proceedings initiated against Polyprod Inc. by XL Generation AG, the Company anticipates some disruption in the manufacturing and delivery of its products. The Company expects that it will implement alternative means of production for its products in the near future.

On October 23, 2006, legal proceedings were undertaken by FC Interlaken against the wholly owned subsidiary of the Company, XL Generation AG, in the Court of Interlaken, Switzerland. This entity filed a motion against XL Generation AG demanding the replacement of 4240 artificial turf panels installed by XL Generation AG in August 2005. These materials were produced by Polyprod. XL Generation AG intends to claim reimbursement for any damages related to the quality of manufacturing from Polyprod, if the Montreal Superior Court does not grant the motion in Bankruptcy.

On October 26, 2006, legal proceedings were undertaken by a wholly owned subsidiary of the Company, XL Generation AG, in the Federal Court in the City of Montreal, Canada, against WKF/5 Ltd. This entity filed a motion against WKF/5 Ltd. contesting the registration of the trademarks in Canada by WKF/5 Ltd., and used by the Company. In early October, XL Generation AG, a wholly-owned subsidiary of the Company, received a Notice of Termination of License (“Notice”) from WKF/5 Ltd., a company from whom the Company has acquired the exclusive right to produce and market certain artificial turf products worldwide (the “License”). The Notice asserted that WKF/5 Ltd. had the right to terminate the License, and claimed the alleged insolvency of XL Generation AG as the cause of such right of termination. As a point of fact, neither the Company nor its subsidiary XL Generation AG is subject to insolvency proceedings. WKF/5 Ltd. is controlled by the Alain Lemieux Trust, a trust controlled by the Company’s former President and Chief Executive Officer. The Company is currently exploring all available legal remedies in respect of this Notice.

On November 10, 2006, legal proceedings were undertaken by the Company and a wholly owned subsidiary of the Company, XL Generation AG, in the Quebec Superior Court in the City of Montreal, Canada, against Solutions Highmedia Interactif Inc. (“Highmedia”), a Montreal based corporation. The claimants filed an injunction against Highmedia contesting the fact that Highmedia shut down, for the third time, the Company’s Web site and email service without any right to do so. Highmedia is claiming that the Company owes money for certain work allegedly executed at the request of certain former employees of the Company. The Company intends to conduct an inquiry into whether such work was in fact for the benefit of the Company.

Subsequent to the end of the period covered by this Report, the Company has received an increased number of complaints concerning products manufactured by Polyprod Inc. under its Exclusive Manufacturing Agreement with the Company. Currently, the Company is addressing issues related to the delivery of four artificial turf fields manufactured by Polyprod Inc. that do not correspond to our client’s requirements. One involves the delivery of artificial turf to the City of Berne, Switzerland and three others to the City of Zurich, Switzerland. The Company is currently working toward finding a solution to the satisfaction of its clients. The Company believes that the costs associated with addressing this issue, coupled with forgone revenue, may impact the Company’s results of operations in the current fiscal quarter.

ITEM 2. Management’s Discussion and Analysis

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

XLG, based in Zug, Switzerland, designs specific flooring products for sports, recreational and commercial markets. XLG has developed new artificial turf systems for sports fields. XLG holds the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents. XLG produces its owned product lines under the "XL Generation" trademark, including the "genuine" XLTURF sport systems. XLG also distributes its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology." XLG was incorporated in 1991, and was inactive until March of 2004, when it began to manufacture, promote and sell XL Turf products (XLG was subsequently granted exclusive worldwide rights in connection with the XL Turf products).

The Company now serves as the holding company for XLG. The Company has adopted XLG's fiscal year end and the following Management's Discussion and Analysis of Financial Condition and Results of Operations describes the financial condition and results of operations for XLG. The Company has no other operations other than XLG and has no employees other than those employed by XLG.

On August 16, 2006, Mr. Flemming Munck resigned as the Chief Financial Officer (“CFO”) and as a director of the Company. In connection with Mr. Munck’s resignation, the Company and Mr. Munck entered into a Mutual Release and Waiver that provided Mr. Munck with 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company pursuant to his employment agreement or otherwise. The Company expects to conduct a search for a new CFO as soon as reasonably possible. In the interim, Mr. Michel St-Pierre, formally Controller of the Company has agreed to serve as Acting CFO of the Company.

On August 18, 2006, Mr. Alain Lemieux also resigned as the Chief Executive Officer (“CEO”) and as a director of the Company. The Company expects to conduct a search for a new CEO as soon as reasonably possible. The Chairman of the Board, Mr. Alexander C. Gilmour, has agreed to serve as Acting CEO in the interim. In connection with Alain Lemieux’s resignation as the CEO of the Company, Mr. Lemieux and the Company entered into a Mutual Release and Waiver, pursuant to which Mr. Lemieux has granted the complete release and waiver of any unpaid salary, wages and termination payments, with the exception of the refunding of all expenditures incurred for the benefit of the Company. In consideration of such release and waiver, the Company has granted Mr. Lemieux the full and final release of any claim, demand or cause of action related directly or indirectly to his employment with the Company, for any act done in good faith in connection with his service as an officer of the Company.

On September 5, 2006, Polyprod sent the Company an invoice of $723,848 claiming non-accounted costs for the final assembly of the Company's products for the period from October 30, 2004 to October 30, 2005. Subsequent to the period covered by this Report, Polyprod sent additional invoices to the Company, claiming additional charges and unaccounted for costs through September 30, 2006 in an amount of $100,634.04. The Company is currently reviewing the validity of Polyprod's claim. As a result, depending on the outcome of our review of Polyprod's claim, the Company may have to restate its financial statements for the period for which Polyprod may not have fully accounted for the costs of the final assembly of the Company's products.

Inquiry into Company’s Accounting and Management Procedures

On August 12, 2006 the Board of directors of the Company authorized the Chairman of the Company’s Audit Committee, Mr. Arthur Rawl, to conduct an inquiry into the Company’s accounting and management procedures. This inquiry is still in progress.

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

Results of Operations

For the Three and Nine Month Periods ended September 30, 2006

Overview

The Company posted for the three and nine month periods ended September 30, 2006 net losses of $5,769,917 and $11,901,461, respectively, as compared to $995,909 and $3,001,562 for the comparable periods last year.

Sales

For the three and nine month periods ended September 30, 2006, the Company achieved gross revenues of $2,428,600 and $4,218,265, respectively. This compared to $501,929 and $1,200,074 for the same periods last year. During the nine month period ended September 30, 2006, the company realized 85% of its gross sales in Europe with the remaining being achieved in North America. During the nine months ended September 30, 2006, the Company delivered on significant sales, mostly XL Pro EF products, two in Switzerland, one for the Municipality of Riehen ($277,000) and the second one for the Municipality of Buhrain ($389,000). The third sale closed in Norway for the Hammar Olympic Properties ($419,000). The latter sale was the first large project we have implemented in Norway and extends our coverage in the Scandinavian market. In July and August two other fields were sold in Norway to the city of Stockholm ($400,000) and to Goteborg ($416,000). Two other sales were concluded in Switzerland, Munsingen ($425,000) and Bern ($550,000).

Total Cost and Expenses

For the three and nine month periods ended September 30, 2006, the Company incurred total cost and expenses of $8,198,517 and $16,119,726, respectively. This compared to $1,497,838 and $4,201,636 for the same periods last year. The increase in total cost and expenses was caused by a significant cost increase in corporate overhead, expanding expenses related to the sponsoring of major events, increasing marketing and merchandising expenses, additional provisions for warranty cost and provisions against advances made to a related party. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable and in relation to current revenue volume and management’s expectations.

Cost of Sales

For the three and nine month periods ended September 30, 2006, the Company realized gross margins of 3% and 14%, respectively. These margins reflect substantial weakening against what the Company previously achieved in any reported quarter. This decline in the Company’s gross margins in the latest period resulted from the combination of our introduction of higher quality products costing more to produce and, at the same time, our clients benefited during the latest period in a delay encountered in the adjustment of our pricing accordingly. We intend to continue where possible to plan our production schedule with our suppliers of raw materials to further improve gross margins.

Selling, General and Administration

For the three and nine month periods ended September 30, 2006, the Company incurred selling, general and administration expenses of $848,962 and $5,079,150, respectively. This compared to $835,555 and $3,189,636 for the same periods last year. The increase was due to an expanding staff and added goals for all with the goal to improve the Company’s ability to respond to regulatory and market requirements. Additional management positions were created in the sales and marketing as well as in operational areas in light of the Company’s goals of producing quality products, increasing sales, and lowering prices. We also re-organized the sales department and took on new sales staff in France and a new Sales Director in the United States. Further, we continued to work to establish the World Sports Alliance (WSA). This has required for the Company added resources allocated in Europe and the US for this purpose. The resources required were in the areas of sales, promotions, legal and marketing. In addition to their duties with WSA these individuals were also required to assist in sales projects in their geographical area as applicable. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable and in relation to current revenue volume and management’s expectations.

Warranty

For the three and nine month periods ended September 30, 2006, the Company incurred warranty expenses of $36,000 and $765,963, respectively. In 2005, our management undertook a major review of warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. The Company now takes warranty reserve based upon management experience and assessment of potential replacement costs. The Company management will continue to monitor the stability of its products and will adjust the provision accordingly. In the nine month period ended September 30, 2006, the Company replaced the field in Wohlen, Switzerland at a cost of approximately $350,000 including transport and installation. In addition, the Company also replaced faulty products in the US for an additional $150,000.

Other Charges

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. For the three and nine month periods ended September 30, 2006, the Company has taken a charge of $2,430,506 and $4,751,726, respectively in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including the building up of inventory to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

Depreciation and Amortization

Depreciation and amortization for the three and nine month periods ended September 30, 2006 were $4,367 and $12,538.

Interest

The Company calculates interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2006, the Company a charge of $95,815 and $183,856, respectively. This compared to $1,519 and $3,831 for the same periods last year. This significant increase mirrors the increase liabilities which the Company has assumed to finance its operations.

Loss on settlement of debt

On April 19, 2006, the Company, in accordance to a Stock Purchase Agreement (the "Stadium Stock Purchase Agreement"), issued 1,236,824 restricted shares of the Company’s Common Stock at a value of $3,15 per share. The loss results from the difference between the indebtedness amount and the value of the stock issued at that date.

Liquidity and Capital Resources

At September 30, 2006, the Company had $382,720 in cash, as opposed to $262,446 in cash at December 31, 2005. Total cash requirements for operations for the nine month period ended September 30, 2006 was $8,310,481. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements for the remaining of fiscal 2006 through the end of fiscal 2007 will be between $2.5 million to $3.5 million. As of the date of this report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the third quarter 2006 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses with enhanced efforts to market and sell Company products. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At September 30, 2006, the Company had total assets of $1,861,593 compared to total assets of $1,568,532 at December 31, 2005. The increase is mainly due to purchases of raw materials for fields to be delivered in October. The total assets are decrease by provisions made against advances to XL Generation Canada Inc., an operational agent based in Montreal, providing financial and accounting services for the bureau liaison in Montreal, Canada.

At September 30, 2006, the Company had total current liabilities of $7,643,683 compared to total current liabilities of $4,328,978 at December 31, 2005. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from shareholders and suppliers; and (iii) warranty costs.

The prepaid expenses and sundry current assets are composed of accounts receivable $929,220, security deposit for the New York office $16,697 and other receivable $104,252 for a total of $1,050,169 at September 30, 2006.

XL Generation AG is a party to a lease for its New York office (the “New York Lease”), at a minimum annual rental of approximately $96,000 per year. The New York Lease expires in August 2008. In August, 2006, the Company decided to close its New York office, and it was determined that XL Generation AG would enter into an agreement with a third party who would assume XL Generation AG’s obligations under the New York Lease. Since that time, a third party has taken over the payment of the rent due under the New York Lease, but no formal agreement has been entered into between XL Generation AG and the third party.

Since its formation, XL Generation AG has received advances from Mr. Albert Beerli, a stockholder and (since March 2006) a director, to cover the general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. The total balance of amounts advanced by Mr. Beerli as of September 30, 2006 was equal to $694,312. This compared to $676,873 as of December 31, 2005.

On December 30, 2005, the Company had received loans from CAPEX Investment Limited, a shareholder, in the amount of $835,000. In the first nine months of 2006, the Company received loans from CAPEX Investment Limited, a shareholder, in the amount of $526,000. These loans carry an interest of 10% and are payable on demand. As of September 30, 2006, total loans from CAPEX Investment Limited amounted to $1,484,082. This compared to $835,000 as of December 31, 2005

In the first nine months of 2006, the Company allocated considerable resources on further developing its outdoor turf products. In addition, the Company also experienced increased costs for sales and marketing, employee travel and operational expenses in connection with entering into new sales agreements.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the period covered by this Report, the Company issued options to purchase the Company’s common stock to certain officers, directors, employees and consultants, pursuant to the Company’s 2006 Equity Incentive Plan, as follows:

Name	Number of Options	Purchase Price of Shares Pursuant to Option ($)	Date of Grant	Date Shares are Exercisable
Claude Pellerin	100,000	1.05	September 6, 2006	September 6, 2007
Arthur Rawl	115,000	1.05	September 6, 2006	September 6, 2007
Albert Beerli	100,000	1.05	September 6, 2006	September 6, 2007
Alexander Gilmour	125,000	1.05	September 6, 2006	September 6, 2007
Flemming Munck	25,000.01		September 15, 2006	September 15, 2006
Stephane Solis	150,000.01		September 7, 2006	September 7, 2006
Stephane Solis	150,000.01		September 7, 2006	Upon termination of Consulting Agreement with the Company
Fred Vachon	133,333.01		September 6, 2006	September 8, 2006
Fred Vachon	133,333.01		September 6, 2006	September 8, 2007
Fred Vachon	133,333.01		September 6, 2006	September 8, 2008
Michel St-Pierre	250,000.01		September 6, 2006	September 8, 2006
Michel St-Pierre	200,000.01		September 6, 2006	September 8, 2007
Michel St-Pierre	150,000.01		September 6, 2006	September 8, 2008
Luc Philbert	50,000.01		September 6, 2006	September 8, 2006
Luc Philbert	50,000.01		September 6, 2006	January 1, 2007
Luc Philbert	50,000.01		September 6, 2006	July 1, 2007
Alessandra Marsano	20,000.01		September 6, 2006	September 8, 2006
Alessandra Marsano	20,000.01		September 6, 2006	September 8, 2007
Eric Giguere	50,000.01		September 6, 2006	September 8, 2006

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

August 22, 2006

On August 22, 2006, the Company filed a Form 8-K disclosing the following items. First, it was disclosed that, in connection with Alain Lemieux’s resignation as the Chief Executive Officer of the Company, on August 18, 2006, Mr. Lemieux and the Company entered into a Mutual Release and Waiver, pursuant to which Mr. Lemieux granted the complete release and waiver of any unpaid salary, wages and termination payments, with the exception of the refunding of all expenditures incurred for the benefit of the Company. Second, it was disclosed that the Company issued a Press Release on August 22, 2006, to announce the resignation of Mr. Flemming Munck as Chief Financial Officer and director of the Company effective August 21, 2006. Third, it was disclosed that in connection with Flemming Munck’s resignation as Chief Financial Officer of the Company, Mr. Munck and the Company entered into a Mutual Release and Waiver which provided Mr. Munck with 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company.

September 18, 2006

On September 18, 2006, the Company filed a Form 8-K to disclose the resignation of Mr. Daniel Courteau as the Secretary and as a director of the Company. In his letter of resignation, Mr. Courteau simply stated that he was resigning as an officer and from the Company’s Board of Directors (the “Board”) because he did not “share the same vision” as the rest of the Board. The Company has no knowledge of any disagreements with the resigning director regarding the Company’s operations, policies or practices.

October 17, 2006

On October 17, 2006, the Company filed a Form 8-K disclosing the following items.

On October 2, 2006, XL Generation AG, a wholly-owned subsidiary of XL Generation International Inc., received a Notice of Termination of License (“Notice”) from WKF/5 Ltd, a company registered In Malta. The Notice stated that WKF/5 Ltd was the subject of an acquisition agreement with Consortium Terenvi, whose shareholders are said to include Terenvi, the European distributor of XL Generation AG, Polyprod Inc., a Canadian company with whom XL Generation AG has an exclusive manufacturing agreement and WKF/5 Ltd. Under a License Agreement dated January 1, 2005, XL Generation AG acquired from WKF/5 Ltd the exclusive right to produce and market certain artificial turf products worldwide. The Notice further claimed that WKF/5 Ltd had the right to terminate the License, and claimed the alleged insolvency of XL Generation AG as the cause of such right of termination. The Company believes the Notice lacks legal merit, constitutes a breach of contract and tortuous interference with third party relations, and is an ineffective attempt by the parties involved to regain control of the Company or, in the alternative, to gain control of the exclusive right to produce and market certain artificial turf products under a worldwide license. As a point of fact, neither the Company nor its subsidiary XL Generation AG is subject to insolvency proceedings.

On October 11, 2006, legal proceedings were undertaken by a wholly owned subsidiary of the Company, XL Generation AG, and an entity affiliated with the Company, XL Generation Canada Inc., in the Superior Court of the City of Montreal, Canada, against Polyprod Inc. These entities filed a bankruptcy claim against Polyprod Inc., and requested the placement of all of Polyprod Inc.’s assets under receivership. A date for the hearing has now been fixed pro forma to November 29, 2006 in front of the Quebec Superior Court in the City of Montreal.

(b)  Exhibits

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SUBSEQUENT EVENTS

On October 11, 2006, legal proceedings were undertaken by a wholly owned subsidiary of the Company, XL Generation AG, and an entity affiliated with the Company, XL Generation Canada Inc., in the Quebec Superior Court of the City of Montreal, Canada, against Polyprod. These entities filed a bankruptcy claim against Polyprod, and requested the placement of all of Polyprod Inc.’s assets under receivership. A date for the hearing has been set as November 29, 2006 before the Quebec Superior Court in Montreal.

As a result of the bankruptcy proceedings initiated against Polyprod Inc. by XL Generation AG, the Company anticipates some disruption in the manufacturing and delivery of its products. The Company expects that it will implement alternative means of production for its products in the near future.

On October 23, 2006, legal proceedings were undertaken by FC Interlaken against the wholly owned subsidiary of the Company, XL Generation AG, in the Court of Interlaken, Switzerland. This entity filed a motion against XL Generation AG demanding the replacement of 4240 artificial turf panels installed by XL Generation AG in August 2005. These materials were produced by Polyprod. XL Generation AG intends to claim reimbursement for any damages related to the quality of manufacturing from Polyprod, if the Montreal Superior Court does not grant the motion in Bankruptcy.

On October 26, 2006, legal proceedings were undertaken by a wholly owned subsidiary of the Company, XL Generation AG, in the Federal Court in the City of Montreal, Canada, against WKF/5 Ltd. This entity filed a motion against WKF/5 Ltd. contesting the registration of the trademarks in Canada by WKF/5 Ltd., and used by the Company. In early October, XL Generation AG, a wholly-owned subsidiary of the Company, received a Notice of Termination of License (“Notice”) from WKF/5 Ltd., a company from whom the Company has acquired the exclusive right to produce and market certain artificial turf products worldwide (the “License”). The Notice asserted that WKF/5 Ltd. had the right to terminate the License, and claimed the alleged insolvency of XL Generation AG as the cause of such right of termination. As a point of fact, neither the Company nor its subsidiary XL Generation AG is subject to insolvency proceedings. WKF/5 Ltd. is controlled by the Alain Lemieux Trust, a trust controlled by the Company’s former President and Chief Executive Officer. The Company is currently exploring all available legal remedies in respect of this Notice.

On November 10, 2006, legal proceedings were undertaken by the Company and a wholly owned subsidiary of the Company, XL Generation AG, in the Quebec Superior Court in the City of Montreal, Canada, against Solutions Highmedia Interactif Inc. (“Highmedia”), a Montreal based corporation. The claimants filed an injunction against Highmedia contesting the fact that Highmedia shut down, for the third time, the Company’s Web site and email service without any right to do so. Highmedia is claiming that the Company owes money for certain work allegedly executed at the request of certain former employees of the Company. The Company intends to conduct an inquiry into whether such work was in fact for the benefit of the Company.

Subsequent to the end of the period covered by this Report, the Company has received an increased number of complaints concerning products manufactured by Polyprod Inc. under its Exclusive Manufacturing Agreement with the Company. Currently, the Company is addressing issues related to the delivery of four artificial turf fields manufactured by Polyprod Inc. that do not correspond to our client’s requirements. One involves the delivery of artificial turf to the City of Berne, Switzerland and three others to the City of Zurich, Switzerland. The Company is currently working toward finding a solution to the satisfaction of its clients. The Company believes that the costs associated with addressing this issue, coupled with forgone revenue, may impact the Company’s results of operations in the current fiscal quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL GENERATION INTERNATIONAL INC.

November 20, 2006	By:	/s/ Alexander C. Gilmour
Name: Alexander C. Gilmour
Title: Acting Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and Acting Principal Accounting Officer