Form 10KSB
period 2006-12-31
XL Generation International Inc.
filed 2007-04-17
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended: December 31, 2006

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from to ________ to ________

Commission File Number: 000-51213

XL GENERATION INTERNATIONAL INC.
(Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other jurisdiction of) incorporation or organization	(IRS Employer ) Identification Number

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

State issuer's revenues for its most recent fiscal year: $4,846,157

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,029,816 as of March 31, 2007

The Issuer had 34,578,268 shares of Common Stock, par value $.001, outstanding as of March 31, 2007.

Documents incorporated by reference: None.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

ii

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (this “Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government actions relating to the Company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets;

•	the Company’s business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	harm to the Company’s reputation;

•	fluctuations in customer demand;

•	management of rapid growth;

•	the impact of increased competition;

•	the impact of future acquisitions; and

•	the ability to attract and retain highly talented professionals.

     By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to XL Generation International Inc.

PART I

Item 1. Description of Business

Introduction

XL Generation International Inc. is the holding company of a Swiss entity, XL Generation AG, which is the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. Until September 2006, the Company aspired to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers. However, because of worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, the Board of Directors have decided that it is in the Company’s and investors’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related concerns as soon as possible.

Business Development

The Company was incorporated in the State of Nevada on March 18, 2004, as Cygni Systems Corporation. It was originally formed with the intent of raising funds and entering into business as a software design company. From the date of its incorporation until June 17, 2005, the Company was in the development stage of its business of developing online and network security management software and online and network security consulting services.

A change of control occurred on June 17, 2005. In connection with this change of control, the Company's purpose became to seek, investigate and, if such investigation warranted, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desired to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.

On June 29, 2005, the Company entered into a Letter of Intent (the "Letter of Intent") regarding a share exchange with XL Generation AG. Pursuant to the terms of the Letter of Intent, the Company agreed to acquire all of the issued and outstanding shares of common stock of XL Generation AG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted common stock (the "Common Stock") of the Company (the "Exchange Offer"). The Letter of Intent provided that in the event that substantially all of XL Generation AG's stockholders agreed to participate in the Exchange Offer on that date, such stockholders would thereafter collectively own approximately 60% of the issued and outstanding shares of the Company's Common Stock as of such date, and the Company would hold all or substantially all of the issued and outstanding shares of XL Generation AG's common stock. XL Generation AG is domiciled in Zug, Switzerland.

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

Our Business

Until fall of 2006, XL Generation AG was the Company’s sole operating subsidiary, based in Zug, Switzerland, and designing specific flooring products for sports, recreational and commercial markets. XL Generation AG developed artificial turf systems for sports fields. XL Generation AG held the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents owned by WKF5/Ltd. However, on October 2, 2006, WKF5/Ltd served a notice to XLG terminating the usage of the XL Technology. This Notice claimed that WKF/5 Ltd has the right to terminate the License, and claimed the alleged insolvency of XLG as the cause of such right of termination.

The Company has no employees other than those employed by XL Generation AG and since May 26, 2006 XL Generation AG has had no employees.

Initially, XL Generation AG's core business was the production, distribution and sales of artificial turf sport surfaces, using Expanded Polypropylen (EPP) as a replacement for the usual infill (sand and/or rubber) used in the installation of artificial sport surfaces (and used by a number of our competitors). These products could have been used for European football (soccer), field hockey, baseball, American football, tennis and paintball. XL Generation AG was producing 3 soccer products on a commercial scale, 1 rugby product, 1 American football product, 1 tennis product, 1 baseball product, 1 paintball product and 1 landscape product. The XL Turf market was based mainly in Europe and North America.

XL Generation AG had a range of all weather and indoor sports surface products which were satisfying the criteria of certain sports organizations including the Federation International de Football Association (FIFA) and the Union des associations europeennes de football (UEFA), as well as having been endorsed by a number of professional soccer players.

The Company aspired to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Our vision was to develop a variety of products other than for sports, aimed at all types of play space, including for landscape and playgrounds. However, due to pending litigation, described in detail in Item 3 of this Annual Report, and because of the severe deterioration of the brand name of the Company and the poor quality of the products produced at XL Generation AG’s request, the Company has decided to initiate a complete and total exit of the artificial turf business.

The Company's plan is now to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desired to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Competition of XL Generation AG

Our products for soccer, football and rugby competed with companies and brands including FieldTurf, Tarkett Group, Polytan, Greenfield, Italgreen, Domo, and Desso. Our product for tennis competed with Tiger-Turf. Our playground product competed with Softile, Sportplay, Rubber-Cal, and Silisport.

Suppliers of Raw Material

XL Generation AG was party to a Supply Contract with Febra-Kunststoffe GmbH (“Febra”) and BASF Aktiengesellschaft (“BASF”). Pursuant to this agreement, Febra purchased certain raw materials from BASF, and in turn provided XL Generation AG with molded EPP padding sheets. XL Generation AG had agreed to purchase at least 100 metric tons of padding sheets per year. The term of this agreement ended on December 31, 2006.

Polyform Inc., a Canadian corporation, was XL Generation AG’s main supplier of molded EPP blocks, but these beads can be molded into EPP block of different sizes by other molders around the world. XL Generation AG had no written agreement with Polyform Inc., and purchased EPP blocks as needed pursuant to purchase orders.

Polyprod Inc., a Canadian corporation, provided the assembly of the final product, using a combination of turf, glue, and EPP. Pursuant to an Exclusive Manufacturing License Agreement entered into as of January 2, 2005, between XL Generation AG and Polyprod Inc., Polyprod Inc. manufactured XL Generation AG’s products on a cost plus basis. This Exclusive Manufacturing License Agreement was for a term of ten (10) years. The Company had determined that Polyprod Inc. was a related party due to the control of Polyprod Inc. by XL Generation AG through this contractual relationship. However, since September 19, 2006, the Exclusive Manufacturing Licence Agreement has been suspended because of pending litigation involving Polyprod Inc., as described in Item 3 of this Annual Report.

The fiber used in XL Generation AG's products was produced by Ten Cate Thiolon, one of the main producers of synthetic fiber in the world. XL Generation AG had no written agreement with Ten Cate Thiolon. XL Generation AG used the services of several "tufters" based in Dalton, Georgia, who added this fiber to the final product. However, given the Company has initiated a complete and total exit of the artificial turf business, the business relationship between the Company and Ten Cate Thiolon has been terminated with no prejudice against the XL Generation AG or the Company.

Intellectual Property

The current relationship between XL Generation AG and the patents, patents pending and all the intellectual and industrial property rights (collectively, the "Intellectual Property") which XL Generation AG was using is as follows:

The Intellectual Property is owned by WKF/5 Ltd, a Maltese corporation controlled (and majority owned) by a related party, the Alain Lemieux Trust. Mr. Alain Lemieux served as President and CEO of the Company until August 18, 2006. WKF/5 Ltd owns the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents. Of these six patents, one is patented in 38 countries, with patents pending in 6 more countries; another is patented in 16 countries, with patents pending in 28 more; two of these patents are pending in seven countries; and two of the six patents are pending in one country each.

On January 1, 2005, XL Generation AG was granted a worldwide exclusive license (the "License Agreement") to manufacture, assemble, sell, distribute and promote all the products covered by the Intellectual Property. It was provided that the License Agreement shall continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted; or (b) the expiration date of any extension made by Licensee pursuant to the License Agreement. On October 2, 2006, WKF5/Ltd served a notice to XLG terminating the License agreement. This Notice claims that WKF/5 Ltd has the right to terminate the License, and claims the alleged insolvency of XLG as the cause of such right of termination.

There was no minimum quota required the License Agreement. The royalty rate had been determined at 5% of gross sales of XL Generation AG. Subsequently, it was agreed by XL Generation AG and WKF/5 Ltd that the initial lump sum royalty fee would be first $416,047. Pursuant to the same agreement entered into by WKF/5 Ltd, the lump sum royalty fee of $416,047 was assumed by a trust controlled by Alain Lemieux which assumed XL Generation AG’s duty to pay WKF/5 Ltd, XL Generation AG was released of the said payment.

Irregularities concerning the duly and proper registration of the trademarks “XL Turf” and “XL Generation” served as the basis of a legal action against WKF/5 Ltd, where the Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register does not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not and is not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION is contrary to the Company’s rights, as detailed in Item 3 of this Annual Report.

Item 2. Description of Property

The Company does not own any real estate. The Company does not plan on investing in real estate in the near future.

At the present time, the Company has no operations. Previously, the Company conducted its operations out of three locations. One of the Company's directors, Albert Beerli, rented XL Generation AG office space at his offices in Zug, Switzerland. Mr. Beerli was charging 2,000 Swiss Francs per month (approximately U.S. $1,538) for this space.

XL Generation AG was also renting office space from Polyprod Inc. in Montreal. Polyprod Inc. is a Canadian corporation. Pursuant to an Exclusive Manufacturing License Agreement entered into as of January 2, 2005, between XL Generation AG and Polyprod Inc., Polyprod Inc. was manufacturing XL Generation AG’s products. XL Generation AG was paying Polyprod $2,500 a month in rent. There was no written lease. However, given the legal actions undertaken by the Company against Polyprod Inc, as detailed in Item 3 of this Annual Report, the office space rented by the Company from Polyprod Inc. has been emptied until complete resolution of this litigation.

On September 15, 2005, XL Generation AG entered into a lease for office space in New York City expiring on September 14, 2008, with a base rent of $8,046.00 per month. Since October 1, 2006, the Company has stopped leasing the office described above without any prejudice or recourse undertaken by the Landlord, and this office is now occupied by a third party.

Item 3.  Legal Proceedings

During the period covered by this Annual Report, the Company has been a party to the following legal proceedings:

•
On September 19, 2006, the Company filed judicial proceedings seeking injunctive and other relief against Polyprod Inc. in the Quebec Superior Court of the district of Montreal (Court file number 500-17-032933-064) to allow the Company to halt Polyprod Inc. from locking the Company out of the production site, and to force Polyprod Inc. to allow the Company access to said production site.

•
On October 6, 2006, the Company filed a motion in the Québec Superior Court of the District of Montreal (Court file number 500-11-029010-069) seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD. This amount represents monetary advances towards the production of artificial turf and related products, made by XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006.

•
On October 26, 2006, XLGI filed a motion against WKF/5 LTD, the Alain Lemieux Trust (Jersey) and Professional Trust Company Limited in the Canadian Federal Court of the District of Montreal (Court file number T-1872-06). The Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register does not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not and is not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION is contrary to the Company’s rights.

•
On November 10, 2006, XLGI filed a motion seeking injunctive relief against Solutions Highmedia Interactif Inc. and Domenico Malatesta, in the Quebec Superior Court of the District of Montreal (Court file number 500-17-033768-063) to forbid the selling, and prevent the cession of the internet domain name and emails of the Company and its affiliates, and to reactivate the Company’s and its affiliates related internet services.

•
On November 14, 2006, XLGI filed a motion seeking the annulment of the Share Exchange Agreement signed on August 19, 2005 between the Company and XL Generation AG. In addition, this action seeks to require certain of the Company’s former management and affiliated parties to pay $11,000,000 in damages and to order Wuersch & Gering LLP and Pacific Stock Transfer Company to deposit the 13,500,000 shares of the Company issued to the Alain Lemieux Trust and Professional Trust Company Limited at the Quebec Superior Court of the District of Montreal (Court file number 500-17-033823-066). This action alleges misconduct by former officers and directors of the Company, including unjustified and irresponsible spending of the Company’s financial resources.

•
On November 16, 2006, Solutions Highmedia Interactif Inc. filed a motion for monetary claim against XLGI, XL Generation AG and XL Canada, in the Quebec Court of the District of Montreal (Court file number 500-22-129010-065) totalling $54,418 CAD covering expenses for webdesign, printing, translation, and webhosting mandates performed towards the website of the Company and its affiliates between January 1, 2006 and August 15, 2006.

•	On December 5, 2006, former French employees of XLAG filed legal proceedings against XL Generation AG for unpaid salaries at the Tribunal du Commerce de Paris, in France.

•
On December 15, 2006, Expo Futbol S.L. filed legal proceedings for monetary claims against XL Generation AG in Zug, Switzerland for a total amount of 87,000 euros for services provided during the event of the Planet Futbol exposition held in Barcelona, Spain from April 19th to April 23rd 2006. (Court file number: 2061494)

•
On December 20, 2006, a demand for Arbitration, between the Company and the United States National Soccer Team Players Association, was filed at the American Arbitration Association concerning a contract dispute regarding the agreement for use of marks and logos of the United States National Soccer Team Players Association (“USNSTPA” and Support in the marketing of the Company’s fields and technology.(Reference number: 50 181 T 000607). On May 17, 2006, an Agreement for use of marks and logos of the United States National Soccer Team Players Association and support in the marketing of XLGI Fields and Technology was entered between UNSTPA and XLGI. Under this agreement, XLGI was meant to be the only Official Turf and Technology System of the US National Soccer Team Players’, in counterpart XLGI and its North American subsidiary was allowed to use the USNSTPA’s logo in XLGI’s website and all of XLGI’s promotional materials, for a term lasting to February 11, 2009. The licensing fee payable in consideration for USNSTPA services from XLGI was of $25,000 per year to be paid upon the initial execution of this Agreement as advancement and on or before each anniversary of that date (May 17, 2007, and May 17, 2008). In addition to the licensing payments, XLGI was obliged to pay the USNSTPA 1% of the total net sales revenues received from customers during the term of this Agreement. On February 9, 2007, the Company filed a suspension of the arbitration process to the International Centre for Dispute Resolution and initiated the procedures to begin a mediation process.

As of the date of this Annual Report, the Board of Directors of the Company is engaged in negotiations to settle the files number 500-17-033823-066, 500-11-290010-069, 500-17-033768-063, and 500-17-032933-064, in the Superior Court of Quebec and the file number T-1872-06 in the Canadian Federal Court.

•
On October 23, 2006, the City of Interlaken, Switzerland filed a claim totalling 360,000 USD at the Interlaken courthouse for defective turf products. On January 9, 2007, XL Generation AG entered into a settlement agreement providing that before July, 2007, the defective turf will be removed and replaced, along with a payment in the amount of 5,000 CHF.

Item 4.  Submission of Matters to a Vote of Security Holders

In the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to the Company's security holders for a vote.

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

Quarter Ended	High	Low
September 30, 2005	$2.55	2.04
December 31, 2005	$4.18	2.07
March 31, 2006	$4.05	2.15
June 30, 2006	$3.50	2.15
September 30, 2006	$2.3	0.75
December 31, 2006	$0.80	0.27

The trading data available for the quarter ended June 30, 2005 indicates that shares of the Company's stock were traded for $.10 a share and $.12 a share on June 12, 2005. To the Company’s knowledge, there was no active trading market in the Company’s stock and no earlier trading data is reasonably available.

(b) Holders.

As of March 31, 2007, the Company had 12 stockholders of record.

(c) Dividends.

The Company has never declared or paid cash dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

(d) Securities authorized for issuance under equity compensation plans.

On March 30, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Plan”), effective as of March 24, 2006. Under the Plan, the Company may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of the Company’s common stock that may be issued under the Plan is 2,000,000 shares. The Company’s officers, directors, employees and consultants, as well as those of its subsidiaries, may participate in the Plan, as the Company’s Compensation Committee may deem to be advisable and in the best interests of the Company. No one individual may be awarded options to purchase more than 500,000 shares in any one fiscal year. No one individual may be granted more than 250,000 shares in any one fiscal year. The terms and conditions of each grant shall be as set forth in an award agreement approved by the Compensation Committee.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

None.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-KSB for the period ended December 31, 2006 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into a Share Exchange Agreement with XL Generation AG ("XLG"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of XLG in exchange for the issuance at closing of an aggregate of 15 Million shares of restricted Common Stock of the Company.

In connection with the Share Exchange Agreement (“SEA”), the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the Share Exchange Agreement, as inducement to the stockholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock split to stockholders of record of the Company of 9 shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock split (the record date for such split was set as August 29, 2005).

XLG, is based in Zug, Switzerland, which core business was designing specific flooring products for sports, recreational and commercial markets. XLG was holding the worldwide commercial and manufacturing rights for the "XL technology" Owned by WKF5/Ltd. The “XL technology” consists of six patents registered under the WKF/5 Ltd name. XLG was producing its product lines under the "XL Generation" trademark, including the "genuine" XLTURF sport systems. XLG also distributed its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology."

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to "XL Generation International Inc." The Company also changed its stock symbol to XLGI.

Following the SEA, the Company served as the holding company for XLG. The Company has adopted XLG's fiscal year end and the following Management's Discussion and Analysis of Financial Condition and Results of Operations describes the financial condition and results of operations for XLG. The Company has no other operations other than XLG and has no employees other those employed by XLG. At the present moment XLG has no employees.

XLG was incorporated in 1991, and was inactive until March of 2004, when WKF/5 Ltd granted it the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities.

Under a License Agreement dated January 1, 2005, XLG acquired from WKF/5 Ltd the exclusive right to produce and market certain artificial turf products worldwide (the “License”). On October 2, 2006, WKF5/Ltd has served a notice to XLG terminating the License agreement. This Notice claims that WKF/5 Ltd has the right to terminate the License, and claims the alleged insolvency of XLG as the cause of such right of termination.

On March 30, 2006, the Company adopted its 2006 Equity Incentive Plan (the “Plan”), effective as of March 24, 2006. Under the Plan, the Company may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of the Company’s common stock that may be issued under the Plan is 2,000,000 shares. The Company’s officers, directors, employees and consultants, as well as those of its subsidiaries, may participate in the Plan, as the Company’s Compensation Committee may deem to be advisable and in the best interests of the Company. No one individual may be awarded options to purchase more than 500,000 shares in any one fiscal year. No one individual may be granted more than 250,000 shares in any one fiscal year. The terms and conditions of each grant shall be as set forth in an award agreement approved by the Compensation Committee.

On August 18, 2006, Mr. Alain Lemieux resigned as the Chief Executive Officer (“CEO”) and as a director of the Company. The Company expects to conduct a search for a new CEO as soon as reasonably possible. The Chairman of the Board, Mr. Alexander C. Gilmour, has agreed to serve as Acting CEO in the interim.

On October 2, 2006, XL Generation AG, a wholly-owned subsidiary of XL Generation International Inc. (the “Company”), received an Notice of Termination of License (“Notice”) from WKF/5 Ltd, a company registered in Malta and controlled by the Alain Lemieux Trust (Jersey). This Notice claims that WKF/5 Ltd has the right to terminate the License, and claims the alleged insolvency of XLG as the cause of such right of termination.

The Company is currently seeking new business opportunities. The Company's plan is now to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desired to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Results of Operations

For the Twelve Month Periods ended December 31, 2006

Overview

The Company posted net losses of $17,748,354 for the year ended December 31, 2006 as compared to $5,356,281 last year.

Sales

For the year ended December 31, 2006, the Company achieved gross revenues of $4,846,157. This compared to $2,892,513 for last year. During the year ended December 31, 2006, the company realized 85% of its gross sales in Europe with the remaining being achieved in North America. During the twelve months ended December 31, 2006, the Company delivered on significant sales, mostly XL Pro EF products, two in Switzerland, one for the Municipality of Riehen ($277,000) and the second one for the Municipality of Buhrain ($389,000). The third sale closed in Norway for the Hammar Olympic Properties ($419,000). The latter sale was the first large project we have implemented in Norway and extends our coverage in the Scandinavian market. In July and August two other fields were sold in Norway to the city of Stockholm ($400,000) and to Goteborg ($416,000). Two other sales were concluded in Switzerland, Munsingen ($425,000) and Bern ($550,000).

Total Cost and Expenses

For the year ended December 31, 2006, the Company incurred total cost and expenses of $22,594,512. This compared to $8,248,794 for last year. The increase in total cost and expenses was caused by a significant cost increase in corporate overhead, expanding expenses related to the sponsoring of major events, increasing marketing and merchandising expenses, additional provisions for warranty cost and provisions against advances made to a related party. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable and in relation to current revenue volume and management’s expectations.

Cost of Sales

For the year ended December 31, 2006, the Company realized a negative gross margins of (5.6%). These margins reflect substantial weakening against what the Company previously achieved last year. This decline in the Company’s gross margins resulted from the combination of our introduction of higher quality products costing more to produce and, at the same time, our clients benefited during the latest period in a delay encountered in the adjustment of our pricing accordingly.

Selling, General and Administration

For the year ended December 31, 2006, the Company incurred selling, general and administration expenses of $8,288,058. This compared to $5,989,302 last year. The increase was due to an expanding staff and added goals for all with the goal to improve the Company’s ability to respond to regulatory and market requirements. Additional management positions were created in the sales and marketing as well as in operational areas in light of the Company’s goals of producing quality products, increasing sales, and lowering prices. We also re-organized the sales department and took on new sales staff in France and a new Sales Director in the United States. Further, we continued to work to establish the World Sports Alliance (WSA). This has required for the Company added resources allocated in Europe and the US for this purpose. The resources required were in the areas of sales, promotions, legal and marketing. In addition to their duties with WSA these individuals were also required to assist in sales projects in their geographical area as applicable. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable and in relation to current revenue volume and management’s expectations.

Warranty

For the year ended December 31, 2006, the Company posted warranty expenses of $1,641,000. In 2005, our management undertook a major review of warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe. The Company now takes warranty reserve based upon management experience and assessment of potential replacement costs. The Company management will continue to monitor the stability of its products and will adjust the provision accordingly. In the year ended December 31, 2006, the Company replaced the field in Wohlen, Switzerland at a cost of approximately $350,000 including transport and installation. The Company replaced faulty products in the US for $150,000.

Other Charges

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. For the year ended December 31, 2006, the Company has taken a charge of $5,946,531 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including the building up of inventory to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

Depreciation and Amortization

Depreciation and amortization for year ended December 31, 2006 were $16,776.

Interest

For the year ended December 31, 2006, the Company had a charge of $302,085. This compared to $158,774 for last year. This significant increase mirrors the increase liabilities which the Company has assumed to finance its operations.

Loss on settlement of debt

On April 19, 2006, the Company, in accordance to a Stock Purchase Agreement (the "Stadium Stock Purchase Agreement"), issued 1,236,824 restricted shares of the Company’s Common Stock at a value of $3.15 per share. The loss results from the difference between the indebtedness amount and the value of the stock issued at that date.

Liquidity and Capital Resources

At December 31, 2006, the Company had $128,607 in cash, as opposed to $262,446 in cash at December 31, 2005. Total cash requirements for operations for the twelve month period ended December 31, 2006 was $8,588,146. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of fiscal 2007 will be between $1.0 million to $2.5 million. As of the date of this report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the second quarter 2007 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses with enhanced efforts to market and sell Company products. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At December 31, 2006, the Company had total assets of $199,304 compared to total assets of $1,568,532 at December 31, 2005. The decrease is mainly due to poor sales in comparison of the expenses incurred for the operations. The total assets are decrease by provisions made against advances to XL Generation Canada Inc., an operational agent based in Montreal, providing financial and accounting services for the bureau liaison in Montreal, Canada.

At December 31, 2006, the Company had total current liabilities and total liabilities of $11,611,577 compared to total current liabilities and total liabilities of $4,328,978 at December 31, 2005. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from stockholders and suppliers; and (iii) warranty costs.

The prepaid expenses and sundry current assets are composed of a stock subscription receivable of $41,345 at December 31, 2006.

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

Since its formation, XL Generation AG has received advances from Mr. Albert Beerli, a stockholder and (since March 2006) a director, to cover the general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. The total balance of amounts advanced by Mr. Beerli as of December 31, 2006 was equal to $119,858. This compared to $676,873 as of December 31, 2005.

On December 30, 2005, the Company had received loans from CAPEX Investment Limited, a shareholder, in the amount of $835,000. In 2006, the Company received additional loans from CAPEX Investment Limited in the amount of $1,233,474. These loans carry an interest of 10% and are payable on demand.

In 2006, the Company allocated considerable resources on further developing its outdoor turf products. In addition, the Company also experienced increased costs for sales and marketing, employee travel and operational expenses in connection with entering into new sales agreements.

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

[Letterhead of Paritz & Company, P.A.]

To the Stockholders’ and Board of Directors of XL Generation International, Inc.

We have audited the accompanying consolidated balance sheet of XL Generation International, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XL Generation International, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of December 31, 2006 its current liabilities exceeded its current assets by $11,441,625 and its total liabilities exceeded its total assets by $11,412,273. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

April 13, 2007
Hackensack, New Jersey

Item 7. Financial Statements

XL GENERATION INTERNATIONAL INC.
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS:
Cash	128,607
Prepaid expenses and sundry current assets	41,345

TOTAL CURRENT ASSETS	169,952

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	29,352

TOTAL ASSETS	199,304

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Stock subscription payable	1,000,000
Note payable-stockholders	2,188,332
Accounts payable-related party	5,060,586
Accrued expenses and sundry current liabilities	3,362,659

TOTAL CURRENT LIABILITIES	11,611,577

STOCKHOLDERS' DEFICIENCY
Common stock	97,502
Additional paid in capital	13,329,355
Accumulated Deficit	(25,059,593)
Other comprehensive income	220,463

TOTAL STOCKHOLDERS' DEFICIENCY	(11,412,273)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	199,304

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Year ended December 2006 and 2005

	Shares	Common Stock, 100,000,000 Shares Authorized, Par Value $.001	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
January 1, 2005	25,466,000	88,390	0	(1,954,958)	(149,897)	(2,016,465)
Proceeds from the issuance of common stock	4,533,333	4,533	4,195,467	-	-	4,200,000
Net Loss		-	-	(5,356,281)		(5,356,281)
Other comprehensive Loss					412,300	412,300
December 31, 2005	29,999,333	92,923	4,195,467	(7,311,239)	262,403	(2,760,446)
Proceeds from the issuance of Common stock	3,342,111	3,342	8,449,254	-	-	8,452,596
Shares issued for settlement of a debt	1,236,824	1,237				1,237
Stockbased Compensation			684,634			684,634
Net Loss		-	-	(17,748,354)		(17,748,354)
Other comprehensive Income					(41,940)	(41,940)
December 31, 2006	34,578,268	97,502	13,329,355	(25,059,593)	220,463	(11,412,273)

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF OPERATIONS

Year ended December 2006 and 2005

	2006	2005

SALES	4,846,157	2,892,513

COSTS AND EXPENSES:
Cost of sales	5,121,762	2,067,412
Selling, general and administrative	8,288,058	5,989,302
Write off of related party note receivable - Note 10	5,946,531
Loss on settlement of debt to related party - Note 7	2,314,192
Stock based compensation expense	684,634
Interest	302,085	158,774
Foreign exchange loss	(62,751)	33,306

TOTAL COSTS AND EXPENSES	22,594,512	8,248,794

NET LOSS	(17,748,354)	(5,356,281)

Net Loss Per Share	$0.53	$0.56

Average weighted Number of Shares	33,779,448	9,533,903

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
Year ended December 31, 2006 and 2005

	December 31	December 31
	2006	2005
Net loss	(17,748,354)	(5,356,281)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	16,776	2,004

Write off of related party
note receivable	5,946,531
Stock based compensation	684,634
Reclassification of stockholders
loan to royalty fee expense	0	470,695

Changes in operating assets and liabilities:
Inventory	54,971	(72,340)

Note receivable - Related Party	0	(1,378,658)
Prepaid expenses and sundry current assets	115,999	(73,378)
Accrued expenses and sundry current liabilities	2,341,297	1,304,735

Net cash used in operating activities	(8,588,146)	(5,103,223)

Investing activities
Acquisitions of property and equipment	0	(58,703)

Net cash used in investing activities	0	(58,703)

Financing activities
Stock subscription payable	1,000,000	0

Advances to related party	(4,898,888)	293,573
Advances to stockholders		(377,832)
Sale of common stock	8,453,833	4,200,000
Proceeds of loans payable stockholders	1,211,459	337,262
Proceeds (repayments) of loans from suppliers	2,729,843	541,189

Net cash provide by financing activities	8,496,247	4,994,192

Effect of exchange rate on cash	(41,940)	(4,014)

Decrease in cash	(133,839)	(171,748)

Cash- beginning of period	262,446	434,194

Cash- end of period	128,607	262,446

Supplemental Disclosure of Cash Flow information Non cash financing activities:
Satisfaction of account payable by issuance of stock	2,314,192
Interest paid	56,892

XL GENERATION INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS

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

In connection with the SEA, the Company commenced actions to provide for the revision of the Company's capital structure. Pursuant to such actions, DT Crystal Holdings Ltd., the controlling shareholder of the Company prior to entry into the SEA, as inducement to the stockholders of XLG to enter into the Share Exchange Agreement, agreed to cancel four million shares of the Company’s Common Stock and accept in consideration thereof an option exercisable for 500,000 shares of the Company. In addition, the Company made a stock split to stockholders of record of the Company of 9 shares of Common Stock for each share of Common Stock held, provided, however, each of DT Crystal Holdings Ltd. and the Alain Lemieux Trust, a trust formed in the Jersey Islands, and Mr. Albert Beerli waived their respective rights to such stock dividend (the record date for such split was set as August 29, 2005).

The Company now serves as the holding company for XLG. The Company has no other operations other than XLG.

XLG was incorporated in 1991, and was inactive until March of 2004, when it was granted the exclusive worldwide right to manufacture, promote and sell XL Turf products. XL Turf is an artificial pitch used primarily in soccer stadiums and indoor recreational facilities. XLG has its operational headquarters in Zug, Switzerland. XLG is a provider of artificial turf to international soccer clubs, educational institutions and other leisure providers across North America, Europe and Asia. XLG has developed new artificial turf systems for sports fields. Until October 2, 2006 when XLG receive a notice of Termination of it’s license from WKF\5 LTD., XLG was holding the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” is owned by WKF\5 LTD. and consists of six patents. Of these six patents, one is patented in 38 countries, with patents pending in 6 more countries; another is patented in 16 countries, with patents pending in 28 more; two of these patents are pending in seven countries; and two of the six patents are pending in one country each. XLG produces its owned product lines under the "XL Generation" trademark, including the "genuine" XLTURF sport systems. XLG also distributed its products worldwide through an extensive licensed distribution network, designing and manufacturing private labeled products using the "XL technology."

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary XLG after the elimination of inter-company accounts and transactions. As required by the SEC in Reverse Takeover transactions, the operating entity, in this case XLG, is deemed to be the acquirer whose results are reported in these financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.
	December 31	December 31,
	2006	2005
Computer equipment--3 yrs	$2,904	$2,904
Furniture & fixtures--5 yrs	46,364	46,364
	$49,268	$49,268
Less: accumulated depreciation	($19,916)	($3,140)

Balance December 31, 2006	$29,352	$46,128

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

NOTE 2--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the years ended December 31, 2006 and 2005, the Company incurred losses of $17,748,354 and $5,356,281 respectively. The Company has negative working capital of $11,441,625 and $2,806,574 at December 31, 2006 and 2005, respectively and a stockholders deficiency of $ 11,412,273 and $2,760,445 at December 31, 2006 and 2005. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's inability to obtain additional cash would have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31, 2006:
Accrued interest	$252,000
Accrued operating expenses	1,468,365
Warranty	$1,641,000
$3,361,365

Movement in the Warranty provision:

Balance as at January 1, 2006	$500,000
Charges Offs	(350,000)
Additional provision	$1,491,000
Balance as at December 31, 2006	$1,641,000

As at December 31, 2006 we were due to replace three products in Switzerland and two in North America. The reserves required to replace these products were estimated at approximately $1,641,000.

NOTE 4 - STOCK SUBSCRIPTION PAYABLE

The Company received a deposit of five hundred thousand dollars ($500,000) from Aton Select Fund Ltd on July 6, 2006 to purchase from the Company (i) 250,000 shares of the Company's common stock. The shares have not been issued as of the date of the accompanying financial statements. The Company received a deposit of five hundred thousand dollars ($500,000) from Emper Overseas S.A. on August 10, 2006 to purchase from the Company (i) 400,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 400,000 shares of the company's common stock at an exercise price initially set at $1.25 per share.

NOTE 5 - ACCOUNTS PAYABLE- RELATED PARTY

The accounts payable are non interests bearing and payable on demand.

NOTE 6 - PAYABLE - STOCKHOLDERS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was partially repaid by the Company during the year. The total note balance at December 31, 2006 was $119,858 ($676,873 as of December 31, 2005). The note carries an interest of 4.5% and is payable on demand.

On December 30, 2005, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $835,000. In 2006, the Company received additional loans from CAPEX Investment Limited in the amount of $1,233,474. These loans carry an interest of 10% and are payable on demand.

Components of payable stockholders at December 31, 2006 are as follows:

Payable A.Beerli	$119,858
Payable Capex Investment Ltd	2,068,474
Payable stockholders	$2,188,332

NOTE 7 - CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 34,578,268 were issued and outstanding at of December 31, 2006. During the year, the Company issued a total of 4,578,935 new shares.  On April 19, 2006, the Company, in accordance with a Stock Purchase Agreement issued 1,236,824 restricted shares of the Company’s Common Stock at a value of $3.15 per share. The loss results from the difference between the indebtedness amount and the value of the stock issued at that date.

STOCK-BASED COMPENSATION EXPENSE

During the year ended December 31, 2006, the Company issued 1,455,000 stock options to officers and directors of the Company with an average exercise price of $1.05 per share. Of the stock options issued, 320,000 were vested on September 6, 2006, 150,000 were vested on September 7, 2006, 25,000 were vested on September 15, 2006, 150,000 were vested on December 25, 2006, 660,000 will vest on September 6, 2007 and the balance will vest on September 6, 2008. These options expire on September 6, 2008 (240,000), September 15, 2008 (25,000), December 25, 2006 (150,000), September 6, 2013 (440,000) and September 6, 2016 (600,000). The options had a fair value of $1,526,989 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 3.8%, 3.9% and 4.0%; the current stock price at date of issuance of $1.04, $1.10 and $0.90 per share; the exercise price of the options of $1.05 and $0.01 per share; the term of 2, 7 and 10 years; volatility of 315% and 311%. For the year ended December 31, 2006, the Company recorded compensation expense of $684,634. As of December 31, 2006, there was $842,355 of total unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during year ended December 31, 2006.

A summary of option activity for the year ended December 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2005	-	-	-
Granted	1,455,000	$1.48	5.72
Exercised, forfeited, or expired	-	-	-
Outstanding at December 31, 2006	1,455,000	$1.48	5.72

Exercisable at December 31, 2006	620,000	$1.48	5.72

The weighted-average grant-date fair value of options granted during the period ended December 31, 2006 was $1.05 per share.

NOTE 8 - INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has net operating losses carry forwards approximately $25,200,000 at December 31, 2006. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at December 31, 2006 are as follows:
	December 31, 2006:	December 31, 2005:

Deferred tax asset	$8,800,000	$2,768,000
Valuation allowance	(8,800,000)	(2,768,000)

Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

XL Generation AG, a wholly owned subsidiary of the Company, is a party to a lease for its New York office (the “New York Lease”), at a minimum annual rental of approximately $96,000 per year. The New York Lease expires in August 2008.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was partially repaid by the Company during the year. The total note balance at December 31, 2006 was $119,858 ($676,873 as of December 31, 2005). The note carries an interest of 4.5% and is payable on demand.

XLG was charged during 2006 $131,159 ($146,300 for 2005) for fees and expenses by Greendale Consulting Limited (“Greendale”) for the provision of financial and commercial consulting and support services to the Company. Greendale, an entity formed in the United Kingdom, is controlled by Flemming Munck, who was a director of the Company, as well as the Company's CFO and Treasurer until his resignation in August 2006. The outstanding amount owed to Greendale as of September 30, 2006 was $0 ($0 for 2005). On August 21, 2006, Mr. Munck and the Company entered into a Mutual Release and Waiver, providing that Mr. Munck will receive 25,000 shares of the Company’s common stock in exchange for the waiver of any and all potential claims he may have against the Company, pursuant to his employment agreement or otherwise.

In September, 2005, the Company signed an agreement with Mr. Daniel Courteau, a director of the Company, for the transfer of Mr. Courteau’s rights in the bankruptcy of Symbior Technology Ltd for an amount of $60,000 Canadian Dollars (CAD). In September 2006, Mr. Courteau resigned as director of the Company. As of December 31, 2006, the outstanding amount owed to Mr. Courteau in regard to the said agreement was $0 ($50,000 as of December 31, 2005).

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company has taken a charge of $5,946,431 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 12 - LITIGATION

The Company is subject to various legal proceedings during the course of the years ended December 31, 2006 and 2005. Among those are:

•
On September 19, 2006, the Company filed judicial proceedings seeking injunctive and other relief against Polyprod Inc. in the Quebec Superior Court of the district of Montreal (Court file number 500-17-032933-064) to allow the Company to halt Polyprod Inc. from locking the Company out of the production site, and to force Polyprod Inc. to allow the Company access to said production site.

•
On October 6, 2006, the Company filed a motion in the Québec Superior Court of the District of Montreal (Court file number 500-11-029010-069) seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD.  This amount represents monetary advances towards the production of artificial turf and related products, made by XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006.

•
On October 26, 2006, XLGI filed a motion against WKF/5 LTD, the Alain Lemieux Trust (Jersey) and Professional Trust Company Limited in the Canadian Federal Court of the District of Montreal (Court file number T-1872-06). The Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register does not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not and is not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION is contrary to the Company’s rights.

•
On November 10, 2006, XLGI filed a motion seeking injunctive relief against Solutions Highmedia Interactif Inc. and Domenico Malatesta, in the Quebec Superior Court of the District of Montreal (Court file number 500-17-033768-063) to forbid the selling, and prevent the cession of the internet domain name and emails of the Company and its affiliates, and to reactivate the Company’s and its affiliates related internet services.

•
On November 14, 2006, XLGI filed a motion seeking the annulment of the Share Exchange Agreement signed on August 19, 2005 between the Company and XL Generation AG.  In addition, this action seeks to require certain of the Company’s former management and affiliated parties to pay $11,000,000 in damages and to order Wuersch & Gering LLP and Pacific Stock Transfer Company to deposit the 13,500,000 shares of the Company issued to the Alain Lemieux Trust and Professional Trust Company Limited at the Quebec Superior Court of the District of Montreal (Court file number 500-17-033823-066).  This action alleges misconduct by former officers and directors of the Company, including unjustified and irresponsible spending of the Company’s financial resources.

•
On November 16, 2006, Solutions Highmedia Interactif Inc. filed a motion for monetary claim against XLGI, XL Generation AG and XL Canada, in the Quebec Court of the District of Montreal (Court file number 500-22-129010-065) totalling $54,418 CAD covering expenses for webdesign, printing, translation, and webhosting mandates performed towards the website of the Company and its affiliates between January 1, 2006 and August 15, 2006.

•	On December 5, 2006, former French employees of XLAG filed legal proceedings against XL Generation AG for unpaid salaries at the Tribunal du Commerce de Paris, in France.

•
On December 15, 2006, Expo Futbol S.L. filed legal proceedings for monetary claims against XL Generation AG in Zug, Switzerland for a total amount of 87,000 euros for services provided during the event of the Planet Futbol exposition held in Barcelona, Spain from April 19th to April 23rd 2006. (Court file number: 2061494)

•
On December 20, 2006, a demand for Arbitration, between the Company and the United States National Soccer Team Players Association, was filed at the American Arbitration Association concerning a contract dispute regarding the agreement for use of marks and logos of the United States National Soccer Team Players Association (“USNSTPA” and Support in the marketing of the Company’s fields and technology.(Reference number: 50 181 T 000607). On May 17, 2006, an Agreement for use of marks and logos of the United States National Soccer Team Players Association and support in the marketing of XLGI Fields and Technology was entered between UNSTPA and XLGI. Under this agreement, XLGI was meant to be the only Official Turf and Technology System of the US National Soccer Team Players’, in counterpart XLGI and its North American subsidiary was allowed to use the USNSTPA’s logo in XLGI’s website and all of XLGI’s promotional materials, for a term lasting to February 11, 2009. The licensing fee payable in consideration for USNSTPA services from XLGI was of $25,000 per year to be paid upon the initial execution of this Agreement as advancement and on or before each anniversary of that date (May 17, 2007, and May 17, 2008). In addition to the licensing payments, XLGI was obliged to pay the USNSTPA 1% of the total net sales revenues received from customers during the term of this Agreement.  On February 9, 2007, the Company filed a suspension of the arbitration process to the International Centre for Dispute Resolution and initiated the procedures to begin a mediation process.

As of the date of this Annual Report, the Board of Directors of the Company is engaged in negotiations to settle the files number 500-17-033823-066, 500-11-290010-069, 500-17-033768-063, and 500-17-032933-064, in the Superior Court of Quebec and the file number T-1872-06 in the Canadian Federal Court.

•
On October 23, 2006, the City of Interlaken, Switzerland filed a claim totalling 360,000 USD at the Interlaken courthouse for defective turf products.  On January 9, 2007, XL Generation AG entered into a settlement agreement providing that before July, 2007, the defective turf will be removed and replaced, along with a payment in the amount of 5,000 CHF.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Alexander C. Gilmour CVO	75	Chairman of the Board
Arthur Rawl	65	Director
Claude Pellerin	37	Director
Albert Beerli	65	Director
Michel St-Pierre	44	Acting Chief Financial Officer

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has a compensation committee consisting of Mr. Gilmour. The board of directors has no nominating committee. At the present time, members of the board of directors are not compensated for their services to the board. The board has an audit committee consisting of Mr. Rawl. Mr. Rawl currently serves as the audit committee financial expert.

BIOGRAPHICAL INFORMATION REGARDING OFFICERS AND DIRECTORS

Alexander Clement Gilmour, Director and Chairman of the Board. Mr. Gilmour has served as a director of the Company since August, 2005. Mr. Gilmour was a corporate finance stockbroker with Joseph Sebag and Carr Sebag from 1957 until 1982. Since then he has served on the Board of several companies in the United Kingdom and Hungary, including Konzum, from 1996 until 2000, and Pharma Ltd. from 1997 until 1999. His other activities have included serving as a Governor of the London School of Economics for over 25 years (he is now an Honorary Fellow), Chairman of the National Playing Fields Association for 13 years, President of the South London Chamber of Commerce, Director of the Tate Gallery Foundation, as well as being associated with the Community Foundation movement and other charities in the United Kingdom. For his volunteer work he was made a Commander of the Royal Victorian Order (CVO). He is an Associate of the British Garden in Hanover Square, New York. Since 2003, he has served as a consultant to the eye2 group of companies in the United Kingdom.

Arthur Rawl, Director and Chairman of the Audit Committee. Mr. Rawl has served as a director of the Company since September, 2006. Mr. Rawl has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003.  From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers.  From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line.  From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses.  From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer.  Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner.  Mr. Rawl is a Director of Quipp Inc. Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity.  Mr. Rawl is a certified public accountant.

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

Michel St-Pierre, Acting Chief Financial Officer. Mr. St-Pierre has served as the Company’s Acting Chief Financial Officer since July 2006, Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. (from 2004-2006), Symbior Technologies Inc. (from 2003-2004), Boulangeries Comas Inc. (from 2000-2003). Prior to these positions, Mr. St-Pierre served as the Director of Administrative Services for Cossette Communication Group (from 1997-2000).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Kim Friesen(1)	2	2	0
Andrea Meakin(2)	2	2	0
Albert Beerli(3)	1	1	0
Arthur Rawl(4)	1	1	0

(1)
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

(3)	Albert Beerli is a director and shareholder of the Company. Albert Beerli was appointed to the Board of directors of XL Generation International Inc. on March 17, 2006.

(4)	Arthur Rawl became a director of XL Generation International Inc. on May 24, 2006.

CODE OF ETHICS

The Company has not adopted a code of ethics at the present time, due to the change of the material situation of the Company.

CORPORATE GOVERNANCE

During the period covered by this Annual Report, there have been no changes in procedures for the nomination of directors.

Item 10. Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding fiscal years.

Summary Compensation Table

Annual Compensation
(a)	(b)	(c)	(d)	(e)	(f)
		Salary	Bonus	Other Annual Compensation	All Other Compensation
Name and Principal Position	Year(1)	($)	($)	($)	($)
Alain Lemieux (2) (3)) Director, President and CEO	2006 2005	240,000 65,000	0	0	0
Claude Pellerin (4) Director, President and CEO	2006 2005	0 0	0	0	0
Kim Friesen (5) Director, President and CEO	2005 2004	0 0	0 0	0 0	0 0
Daniel Courteau(6) Director, Vice-President and Secretary	2006	175,000	0	0	0
Flemming Munck (7) Director, and CFO	2006	150,000	0	0	0
Eric Giguère (8) COO	2006	150,000	50,000	0	0
Michel St-Pierre (9) CFO	2006	150,000	0	0	0

(1)
Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, the Company's wholly-owned subsidiary, has a fiscal year ending December 31st. In connection with the acquisition of XL Generation AG, the Company has adopted the fiscal year end of XL Generation AG.

(2)	Mr. Lemieux has been President and CEO of the Company since August 19, 2005. He has been President and CEO of XL Generation AG since February, 2004. He resigned on August 18, 2006.

(3)	Mr. Lemieux was paid $65,000 in the year ended December 31, 2005 by XL Generation AG.

(4)	Mr. Pellerin was the Company's President, CEO and a Director from June 17, 2005 until August 19, 2005. He remains a Director of the Company.

(5)	Ms. Friesen was the Company's President, CEO and a Director from the date of its inception, on March 18, 2004, until her resignation on June 17, 2005.

(6)	Daniel Courteau was the Company’s Director, Vice-President Legal Affairs and Secretary until his resignation on September 14, 2006.

(7)	Flemming Munck was the Company’s Director and Chief Financial Officer until his formal resignation on August 16, 2006.

(8)	Eric Giguère was the Company’s Chief Operating Officer until his resignation on June 1, 2006.

(9)	Michel St-Pierre has been the Company’s Acting Chief Financial Officer since July 28, 2006.

 Compensation of Directors

In the year ended December 31, 2006, the Company's directors were not compensated for their services to the Company as directors.

Employment Contracts

During the fiscal year ended December 31, 2006, the Company had no employment agreements with employees or directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the date of this Report by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 34,578,268 shares of the Company's common stock outstanding as of March 30, 2007.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Alain Lemieux (2)(3)	13,000,000	0	13,000,000	37.6%
Flemming Munck (4)	0	0	0	0%
Alexander C. Gilmour (5)	0	0	0	0%
Daniel Courteau (2)(6)	500,000	0	500,000	1.44%
Claude Pellerin (7)	0	0	0	0%
Albert Beerli (8)	1,500,000	0	1,500,000	4.33%
Arthur Rawl (9)	0	0	0	0%
Capex Investments Limited (10)	2,222,222	0	2,222,222	6.42%
Cede & Co (11)	10,517,000	0	10,517,000	30.4%
All executive officers and directors as a group (7 persons)	15,000,000	0	25,517,000	73.79%

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

(3) Former CEO, President, Director and owner of 5% or more of the Company's common stock.

(4) Former CFO and Director.

(5) Chairman of the Board of Directors.

(6) Former Secretary and Director.

(7) Director.

(8) Director.

(9) Director

(10) Owner of 5% or more of the Company's common stock. Mr. Robert Clarke, President and Sole Director of Capex Investments Limited, has voting and investment control over the securities held by Capex Investments Limited, and is therefore deemed to be the beneficial owner of such securities.

(11) Owner of 5% or more of the Company’s Common Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company, from inception through December 31, 2006, has paid equity compensation to only one officer and one employee. During the fiscal year ended December 31, 2006, the Company did not have an authorized equity compensation plan. On March 31, 2006, the Company adopted its 2006 Equity Incentive Plan.

Item 12. Certain Relationships and Related Transactions

Advances from Albert Beerli

Since the date of its formation, XL Generation AG has received advances from Mr. Albert Beerli to cover general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. Mr. Beerli provides XL Generation AG office space at his personal offices, for which he currently charges 2,000 Swiss Francs per month (approximately US $1,538). Mr. Beerli undertook to advance payments on behalf of the Company during the year to cover general overhead items related to the running cost of the Zug office. The balance as of December 31, 2006 was $119,858.

Transactions with Capex Investments Limited

In 2006, the Company received loans from CAPEX Investment Limited in the amount of $835,000. These loans carry an interest of 10% and are payable on demand. As of December 31, 2006, total loans from CAPEX Investment Limited amounted to $2,068,474.

License Agreement with WKF/5 Ltd

On January 1, 2005, XLG was granted a worldwide exclusive license (the "License Agreement") to manufacture, assemble, sell, distribute and promote all the products (the “Products”) covered by all the intellectual property and industrial property rights (collectively, the "Intellectual Property") which XL Generation AG is currently utilizing. The Intellectual Property is owned by WKF/5 Ltd, a Maltese corporation controlled (and majority-owned) by the Alain Lemieux Trust, a Jersey trust. The Alain Lemieux Trust is the owner of 13,500,000 shares of the Company's common stock, constituting approximately 41% of all issued and outstanding common stock as of the date of this report. Of such shares owned by the Alain Lemieux Trust, 13,000,000 shares may be deemed to be beneficially owned by Mr. Alain Lemieux, who was the Company’s CEO, President and a Director. The balance of 500,000 shares owned by the Alain Lemieux Trust may be deemed to be beneficially owned by Mr. Daniel Courteau, who served as the Company's Secretary and Director until May 18th 2006 when he resigned on September 14, 2006.

The License Agreement was supposed to continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted within the scope of the Intellectual Property; or (b) the expiration date of any extension made by the Licensee pursuant to the License Agreement. Pursuant to the License Agreement, XL Generation AG had to comply with certain quality control standards in the production of the Products. Such quality control standards were to be set by WKF/5 Ltd and were supposed, pursuant to License Agreement, to be reasonable. XL Generation AG was not authorized to produce and sell goods which competed with the Products. WKF/5 Ltd was obligated to maintain all intellectual property rights related to the Intellectual Property. The License Agreement required that XL Generation pay WKF/5 Ltd (i) an initial lump sum royalty fee, which was subsequently mutually set at $416,047; (ii) an annual renewal fee of one Euro; and (iii) royalties at rate of 5% of the gross sales of XL Generation AG, with no minimum royalty. WKF/5 Ltd had the right to audit the books and records of XL Generation AG in connection with such royalties. XL Generation AG advanced $416,047 to Fiducie Alain Lemieux, a trust in Quebec as to which Alain Lemieux is the main beneficiary (the “Quebec Trust”), as of December 31, 2004 as mutually agreed between XL Generation AG and the Quebec Trust. Pursuant to a supplement to the License Agreement, dated June 30, 2005, the Quebec Trust agreed to assume the XL Generation AG obligation of payment of $416,047 to WKF/5 Ltd. The Board of Directors of the Company ratified and approved of the foregoing License Agreement transactions among the Company and Messrs. Lemieux and Courteau as related parties to the Company. In the course of review for such ratification and approval, Messrs. Lemieux and Courteau recused themselves from all deliberations and voting. On the basis of its review, the Board of Directors concluded that the terms and conditions of the License Agreement and the related agreements are fair and reasonable to the Company. The Board of Directors of the Company furthermore concluded that the License Agreement and related agreements will ultimately benefit the Company’s stockholders notwithstanding the related-party aspect of the transactions.

However, on October 2, 2006, WKF5/Ltd has served a notice to XLG terminating the usage of the XL Technology. This Notice claimed that WKF/5 Ltd has the right to terminate the License, and claimed the alleged insolvency of XLG as the cause of such right of termination. Following the said notice, on October 26, 2006 the Company served WKF/5Ltd with a statement of claim at the Canadian Federal court to order that the entry on the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006 be struck on the grounds that at the date of the application or at the date registration, the entry as it appears on the Register does not accurately express or define the existing rights of the person appearing to be the registered owner of the mark and that the decision ordering such expungement be forwarded to the Registrar of Trade-Marks so that the appropriate entries be made on the Register. Furthermore, the Company requested that a permanent injunction restraining WKF5/Ltd and their officers, agents, servants, employees, attorneys and all other persons having knowledge of this Order or acting in concert with any of WKF5/Ltd from either directly or indirectly using XLGENERATION along, in any stylized form, or in association with any other word in connection with any of the services specified in registration number 671 108. Moreover, the Company has requested an order declaring that WKF5/Ltd was not and is not entitled to obtain registration of any trademark containing the word XLGENERATION alone, or in any stylized form.

Law Firm of Degrandpre, Chait

In the fiscal year ended December 31, 2006, the law firm of Degrandpre, Chait (Montreal) received CAD $57,014.56 (approximately US $50,037.57) from XL Generation AG for legal services rendered. Most of these legal services involved the intellectual property utilized by XL Generation AG. Mr. Daniel Courteau, one of the Company’s former directors, is a partner of the law firm of Degrandpre, Chait, although the majority of the legal services were provided to XL Generation AG by other attorneys at the law firm.

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

However, since September 19th 2006, when XLGI filed judicial proceedings seeking injunctive and other relief against Polyprod Inc. at the Quebec Superior Court of the district of Montreal (Court file number 500-17-032933-064) to allow the Company to proceed to the changing of the locks of Polyprod Inc.’s production site, to force Polyprod Inc to allow a complete access to the said production site to XL Generation AG’s employees and to force Polyprod Inc. as well as its officers and directors not to proceed to the changing of the locks on the said production site, and followed by a motion filed by the Company on October 6th 2006, at the Québec Superior Court of the District of Montreal (Court file number 500-11-029010-069) seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD covering monetary advances towards the production of artificial turfs and related products, made from XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006, all activities and employees were suspended.

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

Exhibit 3.4
Bylaws, as amended on March 17, 2006, incorporated by reference to Exhibit 3.4, incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2006.

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

Exhibit 10.45
Common Stock Purchase Agreement, executed as of April 28, 2006, by and among XL Generation International Inc. and Poma Management SA, incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on September 13, 2006.

Exhibit 10.46
Common Stock Purchase Agreement, executed as of June 7, 2006, by and among XL Generation International Inc. and Aton Select Fund Limited, incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on September 13, 2006.

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

Item 14. Principal Accountant Fees and Services

The Company’s financial statements for the years ended December 31, 2005 and December 31, 2006 were audited by Paritz & Company, P.A.

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2005 totalled $25,000. The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2006 totalled $33,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended December 31, 2005, and which are not disclosed in "Audit Fees" above, were $15,000. The aggregate fees billed by Paritz & Company, P.A. for audit related services for the year ended December 31, 2006, and which are not disclosed in "Audit Fees" above, were $13,000.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the year ended December 31, 2005 was $0. The aggregate fees billed by Paritz & Company, P.A. for tax compliance for the year ended December 31, 2006 was $0.

All Other Fees

The aggregate fees billed by Paritz & Company, P.A. or services other than those described above, for the year ended December 31, 2005, were $0. The aggregate fees billed by Paritz & Company, P.A. or services other than those described above, for the year ended December 31, 2006, were $0.

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

XL GENERATION INTERNATIONAL INC.
April 16, 2007

	By:	/s/ Alexander C. Gilmour, CVO
Name: Alexander C. Gilmour, CVO
Title: Acting Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and Acting Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Gilmour, CVO
Name: Alexander C. Gilmour, CVO Title: Chairman of the Board Dated: April 16, 2007

/s/ Claude Pellerin
Name: Claude Pellerin Title: Director Dated: April 16, 2007

/s/ Albert Beerli
Name: Albert Beerli Title: Director Dated: April 16, 2007

/s/ Arthur Rawl
Name: Arthur Rawl Title: Director Dated: April 16, 2007