Form 10QSB
period 2007-03-31
XL Generation International Inc.
filed 2007-05-18
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 000-31165

XL GENERATION INTERNATIONAL INC.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Sumpfstrasse 32
6304 Zug, Switzerland
(Address of principal executive offices)

4141 723 1090
(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Issuer had 34,578,268 shares of Common Stock, par value $.001, outstanding as of May 15, 2007.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

XL GENERATION INTERNATIONAL INC.
BALANCE SHEET
March 31, 2007

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$51,064	$128,607
Prepaid expenses and sundry current assets	-	41,345

TOTAL CURRENT ASSETS	51,064	169,952

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	26,308	29,352

TOTAL ASSETS	$77,372	$199,304

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Stock subscription payable	$1,000,000	$1,000,000
Note payable-stockholders	2,219,157	2,188,332
Accounts payable- related party	5,061,880	5,061,880
Accrued expenses and sundry current liabilities	3,477,942	3,361,365

TOTAL CURRENT LIABILITIES	$11,758,979	$11,611,577

STOCKHOLDERS' DEFICIENCY
Common stock	$97,502	$97,502
Additional paid in capital	13,750,532	13,329,355
Accumulated Deficit	(25,750,104)	(25,059,593)
Other comprehensive income/loss)	220,463	220,463

TOTAL STOCKHOLDERS' DEFICIENCY	$(11,681,607)	$(11,412,273)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$77,372	$199,304

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Three months period ended March 2007
(unaudited)

Stockholders Deficiency	Shares	Common stock	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
January 1, 2006	29,999,333	$92,923	$4,195,467	$(7,311,239)	$262,403	$(2,760,446)
Proceeds from the issuance of common stock	3,342,111	3,342	8,449,254	-	-	8,452,596
Shares issued for settlement of a debt	1,236,824	1,237				1,237
Stock based compensation			684,634			684,634
Year End Loss		-	-	(17,748,354)		(17,748,354)
Other comprehensive Loss					41,940	41,940
January 1, 2007	34,578,268	$97,502	$13,329,355	$(25,059,593)	$220,463	$(11,412,273)
Stock based compensation		-	421,177	-	-	421,177
Year End Loss		-	-	(690,511)	-	(690,511)
Other comprehensive Income					-	-
March 31, 2007	34,578,268	$97,502	$13,750,532	$(25,750,104)	$220,463	$(11,681,607)

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
(unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2007	2006

SALES	$7,019	$1,210,971

COSTS AND EXPENSES:
Cost of sales	-	807,280
Selling, general and administrative	241,439	1,960,624
Provision for note receivable	(29,737)	2,217,607
Loss on settlement of debt	-
Compensation expense	421,177
Interest	66,772	42,152
Foreign exchange loss	(2,121)	170

TOTAL COSTS AND EXPENSES	697,530	5,027,833

NET LOSS	$(690,511)	$(3,816,862)

Net Loss Per Share	$(0.02)	$(0.12)

Average weighted Number of Shares	34,578,268	31,152,691

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007 and 2006
(unaudited)

	March 31	March 31
	2007	2006

Net loss	$(690,511)	$(3,816,862)

Adjustment to reconcile net income to net cash provided
by operating activities

Depreciation and amortization	3,044	4,172

Write off of related party
Note receivable	(29,737)
Stock based compensation	421,177
Unrealized foreign exchange	-	11,037

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	41,345	(66,880)
Accrued expenses and sundry current liabilities	116,577	(37,324)

Net cash used by operating activities	$(138,105)	$(3,983,406)

Investing activities
Acquisitions of property and equipment	0	(19,338)

Net cash used in investing activities	$0	$(19,338)

Financing activities

Advances to related party	29,737	0
Advances to stockholders		0
Issuance of common stock	-	3,551,388
Note receivable - Related Party		1,047,643
Premium on issuance of common stock	-	0
Proceeds of loans payable stockholders	30,825	154,801
Proceeds (repayments) of loans from suppliers	-	(563,104)

Net cash provide by financing activities	$60,562	$4,190,728

Increase (decrease) in cash	(77,543)	187,984

Cash- beginning of period	128,607	262,446

Cash- end of period	$51,064	$450,430

XL GENERATION INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Introduction

XL Generation International Inc. is the holding company of a Swiss entity, XL Generation AG, which was the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. Until September 2006, the Company aspired to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers. However, because of worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, the Board of Directors have decided that it is in the Company’s and investors’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business as soon as possible.

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

On August 23, 2005, the Company filed a Certificate of Amendment with the States of Nevada, changing its name to "XL Generation International Inc."

Our Business

XL Generation AG, which was the Company’s sole operating subsidiary, is based in Zug, Switzerland, and designed specific flooring products for sports, recreational and commercial markets. XL Generation AG developed artificial turf systems for sports fields. XL Generation AG held the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents owned by WKF5/Ltd. However, on October 2, 2006, WKF5/Ltd served a notice to XL Generation AG terminating the usage of the XL Technology. This Notice claimed that WKF/5 Ltd has the right to terminate the License, and claimed the alleged insolvency of XL Generation AG as the cause of such right of termination.

Due to worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, the Company’s Board of Directors have decided that it is in the Company’s and investors’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related concerns as soon as possible. The Company currently has no employees or production.

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

On January 1, 2005, XL Generation AG was granted a worldwide exclusive license (the "License Agreement") to manufacture, assemble, sell, distribute and promote all the products covered by the Intellectual Property, by WKF5/Ltd. It was provided that the License Agreement shall continue in full force and effect until it automatically expires upon the later of (a) the termination or expiration date of the latest patent granted; or (b) the expiration date of any extension made by Licensee pursuant to the License Agreement. On October 2, 2006, WKF5/Ltd served a notice to XL Generation AG terminating the License agreement. This Notice claims that WKF/5 Ltd has the right to terminate the License, and claims the alleged insolvency of XL Generation AG as the cause of such right of termination.

There was no minimum quota required under the License Agreement. The royalty rate had been determined at 5% of gross sales of XL Generation AG. Subsequently, it was agreed by XL Generation AG and WKF/5 Ltd that the initial lump sum royalty fee would initially be $416,047. Pursuant to the same agreement entered into by WKF/5 Ltd, the lump sum royalty fee of $416,047 was assumed by a trust controlled by Alain Lemieux which assumed XL Generation AG’s duty to pay WKF/5 Ltd.

Irregularities concerning the proper registration of the trademarks “XL Turf” and “XL Generation” served as the basis of a legal action against WKF/5 Ltd, where the Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register does not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not and is not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION is contrary to the Company’s rights, as detailed in Part II, Item 1 of this Report.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary XL Generation AG after the elimination of inter-company accounts and transactions. As required by the SEC in Reverse Takeover transactions, the operating entity, in this case XL Generation AG, is deemed to be the acquirer whose results are reported in these financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

March 31,
2007

Computer equipment—3 yrs	$2,904
Furniture & fixtures—5 yrs	46,364

$49,268
Less: accumulated depreciation	($22,960)

Balance March 31, 2007	$26,308

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

Warranty Provisions

The Company provides a reserve based upon management experience and assessment of potential replacement costs. Company management will continue to monitor the stability of its products and will adjust the provision accordingly. As at March 31, 2007 we were due to replace two products in Switzerland and one in Vancouver, Canada. The reserves required to replace these products were estimated at approximately $1,641,000.

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

NOTE 2 — GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. During the three months ended March 31, 2007 and 2006, the Company has incurred losses of $690,511 and $3,816,862 respectively. The Company had negative working capital of $11,707,915 and $3,076,177 at March 31, 2007 and 2006, respectively and a stockholders deficiency of $11,681,607 and $3,014,883 at March 31, 2007 and 2006. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

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

NOTE 3 — ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at March 31, 2007:

Accrued interest	$318,772
Accrued operating expenses	$1,518,170
Warranty	$1,641,000

$3,477,942

Movement in the Warranty provision:

Balance as at January 1, 2007	$1,641,000
Release of provision	-
Additional provision	-

Balance as at March 31, 2007	$1,641,000

NOTE 4 — STOCK SUBSCRIPTION PAYABLE

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

NOTE 5 — ACCOUNTS PAYABLE- RELATED PARTY

The accounts payable are non interest bearing and payable on demand.

NOTE 6 — PAYABLE - STOCKHOLDERS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was partially repaid by the Company during the year ended December 31, 2006. The total note balance at March 31, 2007 was $61,477 ($119,858 as of December 31, 2006). The note carries an interest of 4.5% and is payable on demand.

On December 31, 2006, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $2,068,474. In 2007, the Company received additional loans from CAPEX Investment Limited in the amount of $89,206. These loans carry an interest of 10% and are payable on demand.

Amounts owed to stockholders at March 31, 2007 are as follows:

Payable A. Beerli	$61,477
Payable Capex Investment Ltd	2,157,680
Payable stockholders	$2,219,157

NOTE 7 — CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 34,578,268 were issued and outstanding as of March 31, 2007.

STOCK-BASED COMPENSATION EXPENSE

During the year ended December 31, 2006, the Company issued 1,455,000 stock options to officers and directors of the Company with an average exercise price of $1.05 per share. Of the stock options issued, 320,000 vested on September 6, 2006, 150,000 vested on September 7, 2006, 25,000 vested on September 15, 2006, 150,000 vested on December 25, 2006, 660,000 will vest on September 6, 2007 and the balance will vest on September 6, 2008. These options will expire on September 6, 2008 (240,000), September 15, 2008 (25,000), December 25, 2006 (150,000), September 6, 2013 (440,000) and September 6, 2016 (600,000). The options had a fair value of $1,526,989 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 3.8%, 3.9% and 4.0%; the current stock price at date of issuance of $1.04, $1,10 and $0.90 per share; the exercise price of the options of $1.05 and $0.01 per share; the term of 2, 7 and 10 years; volatility of 315% and 311%. For the three month period ended March 31, 2007, the Company recorded compensation expense of $421,177. As of March 31, 2007, there was $421,178 of total unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the three month period ended March 31, 2007.

A summary of option activity for the three month period ended March 31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006	-	-	-
Granted	1,455,000	$1.48	5.72
Exercised, forfeited, or expired	-	-	-
Outstanding at March 31, 2007	1,455,000	$1.48	5.72

Exercisable at March 31, 2007	620,000	$1.48	5.72

The weighted-average grant-date fair value of options granted during the period ended December 31, 2006 was $1.05 per share.

NOTE 8 — INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $7,321,193 at March 31, 2007. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at March 31, 2007 are as follows:

Deferred tax asset	$2,768,000
Valuation allowance	(2,768,000)

Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

NOTE 10 — RELATED PARTY TRANSACTIONS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was partially repaid by the Company during the year. The total note balance at March 31, 2007 was $61,477 ($119,858 as of December 31, 2006). The note carries an interest of 4.5% and is payable on demand.

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company has taken a charge of $5,916,694 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

NOTE 11 — SUBSEQUENT EVENTS

On April 23, 2007, the Alain Lemieux Trust (Jersey) (the “Seller”) entered into and closed a Share Purchase Agreement (the “Share Purchase Agreement”) with DT Crystal Holdings Ltd. (the “Purchaser”). Pursuant to the terms of the Share Purchase Agreement, the Purchaser acquired 13,500,000 restricted shares (the “Shares”) of the common stock of XL Generation International Inc. (the “Company”) from the Seller. The Purchaser paid a total of $500,000 for the Shares. The Shares represent 39% of the 34,578,268 issued and outstanding shares of the common stock of the Company.

Subsequent to the period covered by this Report, several pending legal proceedings involving the Company were resolved. On April 24, 2007, the Company entered into four settlement agreements to resolve certain disputes. Three of these settlement agreements were filed with the Quebec Superior Court and Quebec Court, District of Montreal (under court file numbers 500-17-033768-063, 500-22-129010-065, 500-17-033823-066). One settlement agreement was filed at the Canadian Federal Court of the District of Montreal (under court file number T-1872-06). Neither the Company nor any other party to these settlement agreements made any admission of wrongdoing or liability. In each of these settlement agreements, the parties agreed to be responsible for their own legal fees, court fees or other fees. Each of the settlement agreements shall be governed and construed in accordance with the laws of the Province of Quebec, Canada.

On May 11, 2007 the Bankruptcy Court of the Québec Superior Court of the District of Montreal (court file number 500-11-029010-069) dismissed claims made by XL Generation AG seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD. This amount represented monetary advances towards the production of artificial turf and related products, made by XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006. Neither party was awarded costs. XL Generation AG has ceased pursuing judicial proceedings seeking injunctive and other relief against Polyprod Inc. in the Quebec Superior Court of the District of Montreal (court file number 500-17-032933-064) to allow XL Generation AG to halt Polyprod Inc. from locking XL Generation AG out of the production site, and to force Polyprod Inc. to allow XL Generation AG access to said production site.

On May 14th, 2007 the Company, acting as XL Generation AG’s sole shareholder, dismissed XL Generation AG’s two directors. The Company intends to appoint new directors in the near future.

Note 12 — RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment" (SFAS No. 123(R)). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such compensation be measured according to the grant-date fair value of stock options. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. The Company currently does not provide for any stock-based compensation and it will evaluate the impact this statement will have on its consolidated financial statements if such compensation were to take place in the future.

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

Item 2.   Management’s Discussion and Analysis

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended March 31, 2007 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on March 18, 2004 as Cygni Systems Corporation. On August 19, 2005, the Company entered into the Share Exchange Agreement with XL Generation AG. Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Common Stock of XL Generation AG in exchange for the issuance at closing of an aggregate of fifteen million shares of restricted Common Stock of the Company.

The Company now serves as the holding company for XL Generation AG. Management's Discussion and Analysis of Financial Condition and Results of Operations describes the financial condition and results of operations for XL Generation AG. The Company has no other operations other than XL Generation AG.

On August 23, 2005, the Company filed a Certificate of Amendment with the State of Nevada, changing its name to "XL Generation International Inc." The Company also changed its stock symbol to XLGI.

XL Generation AG, based in Zug, Switzerland, designed specific flooring products for sports, recreational and commercial markets. XL Generation AG developed new artificial turf systems for sports fields. XL Generation AG held the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consists of six patents owned by WKF5/Ltd. However, on October 2, 2006, WKF5/Ltd served a notice to XL Generation AG terminating the usage of the XL Technology. This Notice claimed that WKF/5 Ltd has the right to terminate the License, and claimed the alleged insolvency of XL Generation AG as the cause of such right of termination.

Business Plan

Initially, XL Generation AG's core business was the production, distribution and sales of artificial turf sport surfaces, using Expanded Polypropylen (EPP) as a replacement for the usual infill (sand and/or rubber) used in the installation of artificial sport surfaces.

Due to worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, the Company’s Board of Directors have decided that it is in the Company’s and investors’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related concerns as soon as possible. The Company currently has no employees or production.

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

Results of Operations

For the Three Month Period ended March 31, 2007

Overview

The Company posted net losses of $690,511 for the three month period ended March 31, 2007 as compared to net losses of $3,816,862 for the comparable period of 2006.

Sales

For the three month period ended March 31, 2007, the Company achieved gross revenues of $7,019. This compared to gross revenues of $1,210,971 for the same period of 2006.

Total Cost and Expenses

For the three month period ended March 31, 2007, the Company incurred total costs and expenses of $697,530. This compared to $5,027,833 for the same period of 2006. The decrease in total cost and expenses was caused by a significant decrease in costs related to corporate overhead, reducing expenses related to the sponsoring of major events, reducing marketing and merchandising expenses, additional provisions for warranty cost and provisions against advances made to a related party. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Cost of Sales

There were no fields sold during the three month period ended March 31, 2007.

Selling, General and Administration

For the three month period ended March 31, 2007, the Company incurred selling, general and administration expenses of $241,439. This compared to $1,960,624 for the same period last year. The decrease was due to the layoff of all of the Company’s staff. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Warranty

For the three period ended March 31, 2007, the Company did not incur any warranty expenses. In 2006, our management undertook a major review of warranty policies and reserves required as a consequence of significant warranty request from customers in North America and Europe.  The Company now takes warranty reserve based upon management experience and assessment of potential replacement costs. The Company’s management will continue to monitor the stability of its products and will adjust the provision accordingly.

Other Charges

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. For the three period ended March 31, 2007, the Company has reduced its provision by $29,737 in respect of such receivable. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including the building up of inventory to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management has determined to take a charge for the full amount of such outstanding advances.

Depreciation and Amortization

Depreciation and amortization for the three month period ended March 31, 2007 were $3,044.

Interest

The Company calculates interest in accordance with the respective note payable. For the three month period ended March 31, 2007, the Company incurred a charge of $66,772. This compared to $42,152 for the same period of the previous year. This significant increase mirrors the increase liabilities which the Company has assumed to finance its operations.

Liquidity and Capital Resources

At March 31, 2007, the Company had $51,064 in cash, as opposed to $128,607 in cash at December 31, 2006. Total cash requirements for operations for the three month period ended March 31, 2007 was $138,105. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2007 will be between $1.0 million to $1.5 million. As of the date of this Report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2007 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At March 31, 2007, the Company had total assets of $77,372 compared to total assets of $199,304 at December 31, 2006. The decrease is mainly due to general and administration expenses. The total assets are decrease by provisions made against advances to XL Generation Canada Inc., an operational agent based in Montreal, providing financial and accounting services for the bureau liaison in Montreal, Canada.

At March 31, 2007, the Company had total current liabilities of $11,758,979 compared to total current liabilities of $11,611,577 at December 31, 2006. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from shareholders and suppliers; and (iii) warranty costs.

XL Generation AG is a party to a lease for its New York office (the “New York Lease”), at a minimum annual rent of approximately $96,000 per year. The New York Lease expires in August 2008. In August, 2006, the Company decided to close its New York office, and it was determined that XL Generation AG would enter into an agreement with a third party who would assume XL Generation AG’s obligations under the New York Lease. Since that time, a third party has taken over the payment of the rent due under the New York Lease, but no formal agreement has been entered into between XL Generation AG and the third party.

Since its formation, XL Generation AG has received advances from Mr. Albert Beerli, a stockholder and (since March 2006) a director of the Company, to cover the general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. The total balance of amounts advanced by Mr. Beerli as of March 31, 2007was equal to $61,477. This compared to $119,858 as of December 31, 2006.

On December 31, 2006, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $2,068,474. In the first three months of 2007, the Company received loans from CAPEX Investment Limited, a stockholder, in the amount of $89,206. These loans carry an interest of 10% and are payable on demand. As of March 31, 2007, total loans from CAPEX Investment Limited amounted to $2,157,680. This compared to $2,068,474 as of December 31, 2006.

The financial conditions of the Company raise substantial doubt about the Company's ability to continue as a going concern. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The inability of the Company to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Subsequent Events

On April 23, 2007, the Alain Lemieux Trust entered into and closed a Share Purchase Agreement with DT Crystal Holdings Ltd. Pursuant to the terms of this Share Purchase Agreement, DT Crystal Holdings Ltd. acquired 13,500,000 restricted shares of the Company’s common stock from the Alain Lemieux Trust. DT Crystal Holdings Ltd. paid a total of $500,000 for these shares. These shares represent 39% of the 34,578,268 issued and outstanding shares of the common stock of the Company.

ITEM 3. Controls and Procedures

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Subsequent Events

Subsequent to the period covered by this Report, several pending legal proceedings involving the Company were resolved. Most significantly, on April 24, 2007, the Company entered into four settlement agreements to resolve certain disputes the Company was a party to. Three of these settlement agreements were filed with the Quebec Superior Court and Quebec Court, District of Montreal (under court file numbers 500-17-033768-063, 500-22-129010-065, 500-17-033823-066). One settlement agreement was filed at the Canadian Federal Court of the District of Montreal (under court file number T-1872-06). Neither the Company nor any other party to these settlement agreements made any admission of wrongdoing or liability. In each of these settlement agreements, the parties agreed to be responsible for their own legal fees, court fees or other fees. Each of the settlement agreements shall be governed and construed in accordance with the laws of the Province of Quebec, Canada. The four settlements are as follows:

WKF/5 Ltd

On October 26, 2006, the Company filed a motion against WKF/5 Ltd, the Alain Lemieux Trust (Jersey) and Professional Trust Company Limited in the Canadian Federal Court of the District of Montreal (court file number T-1872-06). The Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register does not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not and is not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION is contrary to the Company’s rights.

Pursuant to the settlement agreement dated April 24, 2007, the Company has agreed to relinquish its license to manufacture products utilizing the technology patented by WKF/5 Ltd, retroactively effective October 2, 2006. For up to six (6) months from April 24, 2007, the Company may continue to utilize (i) technology created by WKF/5 Ltd; and (ii) the trademark XL Generation. Thereafter, the Company will have no rights to use either the technology owned by WKF/5 Ltd or the trademark XL Generation. The Company has agreed that for a period of five (5) years thereafter, the Company and its subsidiaries may not engage in any business related to the production of artificial turf.

Solutions Highmedia Interactif Inc.

On November 10, 2006, the Company filed a motion seeking injunctive relief against Solutions Highmedia Interactif Inc. and Domenico Malatesta, in the Quebec Superior Court of the District of Montreal (court file number 500-17-033768-063) to forbid the selling, and prevent the cession of the internet domain name and emails of the Company and its affiliates, and to reactivate the Company’s and its affiliates related internet services. In a related matter, on November 16, 2006, Solutions Highmedia Interactif Inc. filed a motion for monetary claim against the Company, XL Generation AG and XL Canada, in the Quebec Court of the District of Montreal (court file number 500-22-129010-065) totalling $54,418 CAD covering expenses for webdesign, printing, translation, and webhosting mandates performed towards the website of the Company and its affiliates between January 1, 2006 and August 15, 2006.

Pursuant to the settlement agreement dated April 24, 2007, Solutions Highmedia Interactif Inc. and Domenico Malatesta have agreed to release the Company from any amounts owed. The Company has agreed that the Company’s domain name will become the property of WKF/5 Ltd.

Share Exchange Agreement

On November 14, 2006, the Company filed a motion seeking the annulment of the Share Exchange Agreement signed on August 19, 2005 between the Company and XL Generation AG. In addition, this action seeks to require certain of the Company’s former management and affiliated parties to pay $11,000,000 in damages and to order the escrow agent and Pacific Stock Transfer Company to deposit the 13,500,000 shares of the Company issued to the Alain Lemieux Trust and Professional Trust Company Limited at the Quebec Superior Court of the District of Montreal (court file number 500-17-033823-066). This action alleged misconduct by former officers and directors of the Company, including unjustified and irresponsible spending of the Company’s financial resources.

Pursuant to the settlement agreement dated April 24, 2007, all claims for damages and for the annulment of the Share Exchange Agreement have been dropped, and the Alain Lemieux Trust was permitted to receive the disputed 13,500,000 shares of the Company’s common stock, and sell such shares to a third party for $500,000.

Polyprod Litigation

XL Generation AG has ceased pursuing judicial proceedings seeking injunctive and other relief against Polyprod Inc. in the Quebec Superior Court of the District of Montreal (court file number 500-17-032933-064) to allow XL Generation AG to halt Polyprod Inc. from locking XL Generation AG out of the production site, and to force Polyprod Inc. to allow XL Generation AG access to said production site.
Bankruptcy Dismissed

On May 11, 2007 the Bankruptcy Court of the Québec Superior Court of the District of Montreal (court file number 500-11-029010-069) dismissed claims made by XL Generation AG seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD. This amount represented monetary advances towards the production of artificial turf and related products, made by XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006. Neither party was awarded costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

None.

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

SUBSEQUENT EVENTS

On April 23, 2007, the Alain Lemieux Trust (the “Seller”) entered into and closed a Share Purchase Agreement (the “Share Purchase Agreement”) with DT Crystal Holdings Ltd. (the “Purchaser”). Pursuant to the terms of the Share Purchase Agreement, the Purchaser acquired 13,500,000 restricted shares (the “Shares”) of the Company’s common stock from the Seller. The Purchaser paid a total of $500,000 for the Shares. The Shares represent 39% of the 34,578,268 issued and outstanding shares of the common stock of the Company.

On April 24, 2007, the Company entered into four settlement agreements, as described in Legal Proceedings, above.

On May 14, 2007, the Company, acting as XL Generation AG’s sole shareholder, dismissed XL Generation AG’s two directors. The Company intends to appoint new directors in the immediate future.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XL GENERATION INTERNATIONAL INC.

May 18, 2007	By:	/s/ Alexander C. Gilmour
Name: Alexander C. Gilmour
Title: Acting Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and Acting Principal Accounting Officer