Form 10QSB
period 2007-06-30
XL Generation International Inc.
filed 2007-08-20
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-51213

XL GENERATION INTERNATIONAL INC.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

353, St-Nicolas Street
Suite 205
Montreal A8 H2Y 2P1
(Address of principal executive offices)

(514) 397-0575
(Issuer’s telephone number, including area code)

Sumpfstrasse 32
6304 Zug, Switzerland
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

The Issuer had 35,228,268 shares of Common Stock, par value $.001, outstanding as of August 19, 2007.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

XL GENERATION INTERNATIONAL INC.
BALANCE SHEET
June 30, 2007
	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$0	$128,607
Prepaid expenses and sundry current assets	0	41,345
TOTAL CURRENT ASSETS	0	169,952
PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	0	29,352
TOTAL ASSETS	$0	$199,304
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Stock subscription payable	$0	$1,000,000
Note payable-stockholders	2,354,526	2,188,332
Accounts payable- related party	0	5,061,880
Accrued expenses and sundry current liabilities	478,559	3,361,365
TOTAL CURRENT LIABILITIES	$2,833,085	$11,611,577
STOCKHOLDERS' DEFICIENCY
Common stock	$98,152	$97,502
Additional paid in capital	15,171,059	13,329,355
Accumulated Deficit	(18,322,759)	(25,059,593)
Other comprehensive income (loss)	220,463	220,463
TOTAL STOCKHOLDERS' DEFICIENCY	$(2,833,085)	$(11,412,273)
TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$0	$199,304

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 31, 2006 and Six months period ended June 2007
(unaudited)

Stockholders Deficiency	Shares	Common stock	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance January 1,2006	29,999,333	$92,923	$4,195,467	($7,311,239)	$262,403	($2,760,446)
Proceeds from the issuance of common stock	3,342,111	3,342	8,449,254	-	-	8,452,596
Shares issued for settlement of a debt	1,236,824	1,237				1,237
Stock based compensation			684,634			684,634
Net Loss		-	-	(17,748,354)		(17,748,354)
Other comprehensive Loss					41,940	41,940
Balance December 31,2006	34,578,268	$97,502	$13,329,355	($25,059,593)	$220,463	($11,412,273)
Proceeds from the issuance of common stock	650,000	650	999,350			1,000,000
Stock based compensation		-	842,354	-	-	842,354
Net Income		-	-	6,736,834	-	6,736,834
Other comprehensive Income					-	-
Balance June 30,2007	35,228,268	$98,152	$15,171,059	($18,322,759)	$220,463	($2,833,085)

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF OPERATIONS

Six months ended June 30, 2007 and 2006 and
three months ended March 31, 2007 and 2006
(unaudited)

	Six Months ended		Three Months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

SALES	$-	$1,789,665	$-	$578,694
COSTS AND EXPENSES:
Cost of sales	-	1,274,935	-	467,655
Selling, general and administrative	379,199	4,229,826	379,199	2,276,129
Provision for note receivable	-	2,321,020	-	103,413
Gain on settlement of debts-foreign
subsidiary (see note 9)	(8,013,125)	-	(8,013,125)	-
Forgiveness of accounts payable	-	-	-	-
Compensation expense	842,354		421,177
Interest	54,738	88,041	54,738	45,889
Foreign exchange loss	-	7,386	-	291
TOTAL COSTS AND EXPENSES	(6,736,834)	7,921,210	(7,158,011)	2,893,377

NET INCOME (NET LOSS)	$6,736,834	$(6,131,544)	$7,158,011	$(2,314,682)

Net Income (Loss) Per Share	$0.20	$(0.18)	$0.21	$(0.07)

Average weighted Number of Shares	34,639,379	34,044,725	34,700,490	34,044,725

XL GENERATION INTERNATIONAL INC.
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006
(unaudited)
	June 30	June 30
	2007	2006

Net Income (Loss)	$6,736,834	$(6,131,544)

Adjustment to reconcile net income to net cash provided by operating activities

Depreciation and amortization	0	8,539

Inventory		(3,740)
Note receivable	0	1,047,643
Stock based compensation	842,354
Unrealized foreign exchange	-	127,125

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	41,345	(126,949)
Accrued expenses and sundry current liabilities	(2,884,100)	598,670

Net cash used by operating activities	$4,736,433	$(4,479,696)

Investing activities
(Acquisitions)Dispositions of property and equipment	29,352	(23,038)

Net cash used in investing activities	$0	$(19,338)

Financing activities

Stock payable	(1,000,000)	0
Issuance of common stock	650	9,855
Premium on issuance of common stock	999,350	4,547,547
Proceeds of loans payable stockholders	166,194	226,674
Proceeds (repayments) of loans from suppliers	(5,060,586)	(436,108)
Net cash provide by financing activities	$(4,894,392)	$4,347,968

Increase (decrease) in cash	(128,607)	(154,966)

Cash- beginning of period	128,607	262,446

Cash- end of period	$0	$107,680

XL GENERATION INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS

Introduction

XL Generation International Inc. is the holding company of a Swiss entity, XL Generation AG, which was the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. Until September 2006, the Company aspired to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers. However, because of worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, the Board of Directors have decided that it is in the Company’s and the stockholders’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business as soon as reasonably possible.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

	June 30,	December 31
	2007	2006

Computer equipment--3 yrs	$0	$2,904
Furniture & fixtures--5 yrs	0	46,364
	$0	$49,268
Less: accumulated depreciation	($0)	($19,916)
Balance June 30, 2007	$0	$29,352

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), "Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow. For further information regarding recent accounting pronouncements, please see Note 12.

NOTE 2--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. During the three months ended June 30, 2007 and 2006, the Company has incurred gain of $7,158,011 and loss of $2,314,682 respectively. The Company had negative working capital of $2,833,085 and $11,441,625 at June 30, 2007 and 2006, respectively and a stockholders deficiency of $2,833,085 and $11,412,273 at June 30, 2007 and 2006. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at June 30, 2007:

Accrued interest	$54,738	$252,000
Accrued operating expenses	423,821	1,468,365
Warranty	$-	$1,641,000
	$478,559	$3,361,365

NOTE 4--STOCK SUBSCRIPTION PAYABLE

The Company received a deposit of five hundred thousand dollars ($500,000) from Aton Select Fund Ltd on July 6, 2006 to purchase from the Company (i) 250,000 shares of the Company's common stock. The shares have not been issued as of the date of the accompanying financial statements. The Company received a deposit of five hundred thousand dollars ($500,000) from Emper Overseas S.A. on August 10, 2006 to purchase from the Company (i) 400,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 400,000 shares of the company's common stock at an exercise price initially set at $1.25 per share. The shares were issued on May 22, 2007.

NOTE 5--PAYABLE - STOCKHOLDERS

On December 31, 2006, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $2,068,474. In 2007, the Company received additional loans from CAPEX Investment Limited in the amount of $286,052. These loans carry an interest of 10% and are payable on demand.

Amounts owed to stockholders at June 30, 2007 are as follows:

Payable Capex Investment Ltd	2,354,526
Payable stockholders	$2,354,526

NOTE 6 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 35,228,268 were issued and outstanding as of June 30, 2007.

STOCK-BASED COMPENSATION EXPENSE

During the year ended December 31, 2006, the Company issued 1,455,000 stock options to officers and directors of the Company with an average exercise price of $1.05 per share. Of the stock options issued, 320,000 vested on September 6, 2006, 150,000 vested on September 7, 2006, 25,000 vested on September 15, 2006, 150,000 vested on December 25, 2006, 660,000 will vest on September 6, 2007 and the balance will vest on September 6, 2008. These options will expire on September 6, 2008 (240,000), September 15, 2008 (25,000), December 25, 2006 (150,000), September 6, 2013 (440,000) and September 6, 2016 (600,000). The options had a fair value of $1,526,989 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 3.8%, 3.9% and 4.0%; the current stock price at date of issuance of $1.04, $1,10 and $0.90 per share; the exercise price of the options of $1.05 and $0.01 per share; the term of 2, 7 and 10 years; volatility of 315% and 311%. For the three month period ended June 30, 2007, the Company recorded compensation expense of $421,177. As of June 30, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the three month period ended June 30, 2007.

A summary of option activity for the three month period ended June 30, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006	-	-	-
Granted	1,455,000	$1.48	5.72
Exercised, forfeited, or expired	-	-	-
Outstanding at June 30, 2007	1,455,000	$1.48	5.72

Exercisable at June 30, 2007	620,000	$1.48	5.72

The weighted-average grant-date fair value of options granted during the period ended December 31, 2006 was $1.05 per share.

NOTE 7 -INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $7,321,193 at June 30, 2007. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at June 30, 2007 are as follows:

Deferred tax asset	$2,768,000
Valuation allowance	(2,768,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 8 -RELATED PARTY TRANSACTIONS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was partially repaid by the Company during the year. The total note balance at June 30, 2007 was $0 ($119,858 as of December 31, 2006). The note carries an interest of 4.5% and is payable on demand.

The Company has reviewed the recoverability of a receivable from XL Generation Canada Inc., a related party. The Company had taken a charge of $5,916,694 in respect of such receivable as of December 31, 2006. The funds underlying the receivable were previously forwarded to XL Generation Canada Inc. for Company-related activities in Canada, including building up inventory with our suppliers to facilitate shorter delivery periods. As XL Generation Canada Inc. does not have sufficient cash resources to repay the advance, management determined to take a charge for the full amount of such outstanding advances.

NOTE 9 -SETTLEMENT OF LITIGATION AND RELATED MATTERS

The Company has experienced a number of unresolved matters regarding certain individuals and entities involved in the August 2005 reverse takeover (RTO) through which it entered the artificial turf business. Efforts to resolve these matters lead to the filing of five actions against these individuals and entities in Quebec Provincial or Canadian Federal courts between September and November 2006 seeking a variety of relief and remedies. Discussions subsequent to these filings resulted in settlement of all matters of controversy and in April 2007 notices of settlement and discharge were filed with the courts. Among the outcomes from the foregoing was the cancellations of various operating agreements and understanding entered into as part of the RTO and the Board’s decision to cancel 15,000,000 unregistered shares of the Company’ issued at the time of the above RTO. While the Company believes there are no impediments to such cancellation and intends to cancel such shares, it has referred the matter to its legal counsel for final review prior to effecting cancellation.

The cancellation of various operating agreements and understandings referred to above lead to the May 2007 resignation of the Directors of the Company’s wholly-owned Swiss subsidiary XLG AG and the inability of the Company to replace such Directors (required by law to be Swiss residents). This situation was reported to the Cantonal Commerce Register Office in Zug, Switzerland which, after a statutory waiting period when public notices concerning the matter were posted, delivered the XLG AG entity to the Swiss courts in order to wind up its affairs. Swiss Counsel has advised the Company that under Swiss law concerning such matters a shareholder’s liability is limited to the amount of stated capital of the entity being delivered to the Swiss Courts and, as in the case of XLG AG, where all of the stated capital had been paid in by the shareholders, the law does not provide for further claims against the shareholders. Counsel has also advised that while Swiss law does not provide for further liabilities and/or claims against the shareholders when stated capital is fully paid, aggrieved parties may from time to time file claims in Swiss courts against the former management and directors of the entity whose affairs are being settled by the Court as well as its former shareholders.

In accounting for the above settlements and possible legal actions in Switzerland the Company has (1) recognized the winding up of the affairs of XLG AG by the Swiss courts and (2) provided for the possible costs of litigation. The effects of these actions beyond the Company’s exit from the artificial turf business within the Company’s balance sheet at June 30, 2007 are summarized below. The Company has recognized approximately $8,000,000 in gain on settlement of debts-foreign subsidiary.

	Effects of Settlement
	Before	After
Outstanding Common Shares	34,578,268	34,578,268

Wind up of XLG AG affairs

Asset	77,372	0
Liabilities*	11,758,979	2,649,148
Shareholder Deficiency	(11,681,607)	(2,649,148)

(*) Includes provision of $250,000 for litigation arising from XLG AG

Note 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2.   Management’s Discussion and Analysis

The Company's Operations

The following discussion of the financial condition and results of operations of XL Generation International Inc. (referred to herein as the "Company") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended June 30, 2007 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

The Company served as the holding company for XL Generation AG. Management's Discussion and Analysis of Financial Condition and Results of Operations describe the financial condition and results of operations for XL Generation International. The Company had no other operations other than XL Generation AG.

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

Results of Operations

For the Three and Six Month Periods ended June 30, 2007

Overview

The Company posted for the three and six month periods ended June 30, 2007 net profit of $7,158,011 and $6,736,834, respectively, as compared to net losses of $2,314,682 and $6,131,544 for the comparable period of 2006. The reason for the increase in the profits of the Company was as a result of the settlement of various debts of the Company’s former Swiss subsidiary. See note 9 for the details of this event.

Sales

For the three and the six month periods ended June 30, 2007, the Company achieved no gross revenues. This compared to gross revenues of $578,894 and $1,789,665 for the same periods of 2006.  The decrease is due to the fact that the Company effectively has no operating business as of February28, 2007.

Total Cost and Expenses

For the three and six month periods ended June 30, 2007, the Company incurred total costs and expenses of $(7,158,011) and $(6,736,834), respectively. This compared to $2,893,377 and $7,921,210 for the same periods last year. The decrease in total cost and expenses was caused by the gain on settlement of debts-foreign subsidiary related to the winding up of the affairs of XLG AG.

Cost of Sales

There were no fields sold during the three and six month periods ended June 30, 2007. For the three and six month periods ended June 30, 2006, the Company realized gross margins of 19% and 28%, respectively. These margins reflect substantial improvements against what the Company previously achieved in any reported quarter. This improvement in the Company’s gross margins is mostly attributable the continuous production of highly similar products over a long period of time. Management efficiencies obtained in our supply chain facilitated improvement in the Company’s position to buy in bulk and obtain better prices.

Selling, General and Administration

For the three and six month periods ended June 30, 2007, the Company incurred selling, general and administration expenses of $379,199 and $379,199, respectively. This compared to $2,276,129 and $4,229,826 for the same periods last year. The decrease was due to the layoff of all of the Company’s staff. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Depreciation and Amortization

Depreciation and amortization for the three and six month periods ended June 30, 2007 were $0 and $3,044.

Interest

The Company calculates interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2007, the Company incurred a charge of $54,738. This compared to $45,889 and $88,041 for the same periods of the previous year. This increase mirrors the increase liabilities which the Company has assumed to finance its operations.

Liquidity and Capital Resources

At June 30, 2007, the Company had $0 in cash, as opposed to $128,607 in cash at December 31, 2006. Total cash requirements for operations for the six month period ended June 30, 2007 was $128,607. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2007 will be between $1.0 million to $1.2 million. As of the date of this Report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2007 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At June 30, 2007, the Company had total assets of $0 compared to total assets of $199,304 at December 31, 2006. The decrease is mainly due to general and administration expenses.

At June 30, 2007, the Company had total current liabilities of $2,833,085 compared to total current liabilities of $11,611,577 at December 31, 2006. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from shareholders and suppliers.

On December 31, 2006, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $2,068,474. In the first six months of 2007, the Company received loans from CAPEX Investment Limited, a stockholder, in the amount of $286,052. These loans carry an interest of 10% and are payable on demand. As of June 30, 2007, total loans from CAPEX Investment Limited amounted to $2,354,526. This compared to $2,068,474 as of December 31, 2006.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Several pending legal proceedings involving the Company were resolved during the quarter-ended June 30 2007. On April 24, 2007, the Company entered into four settlement agreements to resolve certain disputes. Three of these settlement agreements were filed with the Quebec Superior Court and Quebec Court, District of Montreal (under court file numbers 500-17-033768-063, 500-22-129010-065, 500-17-033823-066). One settlement agreement was filed at the Canadian Federal Court of the District of Montreal (under court file number T-1872-06). Neither the Company nor any other party to these settlement agreements made any admission of wrongdoing or liability. In each of these settlement agreements, the parties agreed to be responsible for their own legal fees, court fees or other fees. Each of the settlement agreements shall be governed and construed in accordance with the laws of the Province of Quebec, Canada. The settlements and a related dismissal of a bankruptcy action are summarized as follows:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company received a deposit of five hundred thousand dollars ($500,000) from Emper Overseas S.A. on August 10, 2006 to purchase from the Company (i) 400,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 400,000 shares of the company's common stock at an exercise price initially set at $1.25 per share. The shares of the Company's common stock were issued on May 22, 2007 pursuant to the exemption from registration provided by Regulation S.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

The Company filed a Report on Form 8-K on April 23, 2007 reporting a stock transaction between the Alain Lemieux Trust (Jersey) and DT Crystal Holdings Ltd.

The Company filed a Report on Form 8-K on May 31, 2007 reporting the resignation of Mr. Albert Beerli and Mr. Pascal Beerli as the Directors of XL Generation AG.

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

XL GENERATION INTERNATIONAL INC.

August 19, 2007	By:	/s/ Alexander C. Gilmour
Name: Alexander C. Gilmour
Title: Acting Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and Acting Principal Accounting Officer