Form 10QSB
period 2007-09-30
ECOLOCAP SOLUTIONS INC.
filed 2007-11-14
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2007

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934For the transition period from ________ to _________

Commission File Number: 000-51213

     ECOLOCAP SOLUTIONS INC.
(formerly known as XLGI International Inc.)
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA	20-0909393
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

353, St-Nicolas Street
Suite 205
Montreal A8 H2Y 2P1
(Address of principal executive offices)

(514) 397-0575
(Issuer’s telephone number, including area code)

Sumpfstrasse 32
6304 Zug, Switzerland
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]  No  [  ]

The Issuer had 35,228,268 shares of Common Stock, par value $.001, outstanding as of November 14, 2007.

Transitional Small Business Disclosure format (Check one): Yes  [  ]   No  [x]

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET

		September 30,	December 31,
		2007	2006
		(unaudited)	(audited)
	ASSETS

CURRENT ASSETS
Cash		$66,191	$128,607
Prepaid expenses and sundry current assets		0	41,345

TOTAL CURRENT ASSETS		66,191	169,952

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION		0	29,352

TOTAL ASSETS		$66,191	$199,304

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Stock subscription payable (note 6)		$0	$1,000,000
Note payable-stockholders (note 7)		2,554,563	2,188,332
Accounts payable- related party		0	5,061,880
Accrued expenses and sundry current liabilities (note 5)		428,503	3,361,365

TOTAL CURRENT LIABILITIES		$2,983,066	$11,611,577

STOCKHOLDERS' DEFICIENCY
Common stock		$98,152	$97,502
Additional paid in capital		15,171,059	13,329,355
Accumulated Deficit		(18,186,086)	(25,059,593)
Other comprehensive income (loss)		-	220,463
TOTAL STOCKHOLDERS' DEFICIENCY		$(2,916,875)	$(11,412,273)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY		$66,191	$199,304

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.) STATEMENTS OF OPERATIONS
Nine months ended September 30, 2007 and 2006 and three months ended September 30, 2007 and 2006
(unaudited)

	Nine Months ended		Three Months ended
	September 30, September 30, September 30, September 30,
	2007	2006	2007	2006

SALES	$-	$4,218,265	$-	$2,428,600

COSTS AND EXPENSES:
Cost of sales	-	3,643,840	-	2,368,906
Selling, general and administrative	393,807	5,079,150	14,608	848,962
Provision for note receivable	-	4,751,526	-	2,430,906
Gain on settlement of debts-foreign
subsidiary (note 11)	(8,013,125)	-	-	-
Forgiveness of accounts payable	-	-	-	-
Compensation expense	842,354	-	-
Interest	115,201	183,856	60,463	95,815
Foreign exchange loss (Gain)	(211,744)	(10,590)	(211,744)	(17,616)
Loss on settlement of debt	-	2,471,944	-	2,471,944

TOTAL COSTS AND EXPENSES	(6,873,507)	16,119,726	(136,673)	8,198,517

NET INCOME (NET LOSS)	$6,873,507	$(11,901,461)	$136,673	$(5,769,917)

Net Income (Loss) Per Share	$0.20	$(0.34)	$0.00	$(0.17)

Average weighted Number of Shares	34,835,675	34,044,725	35,228,268	34,044,725

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006
(unaudited)

	September 30	September 30
	2007	2006

Net Income (Loss)	$6,873,507	$(11,901,461)

Adjustment to reconcile net income to net cash provided
by operating activities

Depreciation and amortization	0	12,538

Stock based compensation	842,354	0

Unrealized foreign exchange	(220,463)	268,232

Issuance of common stock in exchange for debt	-	2,471,944

Proceeds (repayments) of loans from suppliers	(5,060,586)	-

Changes in operating assets and liabilities:
Inventory	0	(317,076)
Note receivable	0	1,046,956
Prepaid expenses and sundry current assets	41,345	(892,825)
Accrued expenses and sundry current liabilities	(2,934,156)	1,001,211

Net cash used by operating activities	$(457,999)	$(8,310,481)

Investing activities
(Acquisitions)Dispositions of property and equipment	29,352	(22,380)

Net cash used in investing activities	$29,352	$(22,380)

Financing activities

Stock payable	(1,000,000)	0
Issuance of common stock	650	10,542
Premium on issuance of common stock	999,350	6,129,099
Proceeds of loans payable stockholders	366,231	1,201,521
Proceeds (repayments) of loans from suppliers	-	1,111,973

Net cash provide by financing activities	$366,231	$8,453,135

Increase (decrease) in cash	(62,416)	120,274

Cash- beginning of period	128,607	262,446

Cash- end of period	$66,191	$382,720

ECOLOCAP SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

Introduction

XL Generation International Inc. was the holding company of a Swiss entity, XL Generation AG, which was the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. Until September 2006, the Company aspired to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers. However, because of worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, the Board of Directors have decided that it is in the Company’s and the stockholders’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business as soon as reasonably possible.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow. For further information regarding recent accounting pronouncements, please see Note 13.

NOTE 3-GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. During the three months ended September 30, 2007 and 2006, the Company has incurred profit of $136,673 and loss of $5,769,917 respectively. The Company had negative working capital of $2,916,875 and $5,838,060 at September 30, 2007 and 2006, respectively and a stockholders deficiency of $2,916,875 and $5,782,090 at September 30, 2007 and 2006. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4-PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

	September 30,	December 31
	2007	2006

Computer equipment--3 yrs	$0	$2,904
Furniture & fixtures--5 yrs	0	46,364

	$0	$49,268
Less: accumulated depreciation	(0)	(19,916)

Balance September 30, 2007	$0	$29,352

NOTE 5-ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:
	September 30	December 31
	2007	2006

Accrued interest	$114,477	$252,000
Accrued operating expenses	314,026	1,468,365
Warranty	$-	$1,641,000

	$428,503	$3,361,365

NOTE 6-STOCK SUBSCRIPTION PAYABLE

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

NOTE 7-NOTE PAYABLE - STOCKHOLDERS

On December 31, 2006, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $2,068,474. In 2007, the Company received additional loans from CAPEX Investment Limited in the amount of $486,089. These loans carry an interest of 10% and are payable on demand.

Amounts owed to stockholders at September 30, 2007 are as follows:

Payable Capex Investment Ltd	2,554,563

Payable stockholders	$2,554,563

NOTE 8-STOCKHOLDER’S EQUITY

STOCK-BASED COMPENSATION EXPENSE

During the year ended December 31, 2006, the Company issued 1,455,000 stock options to officers and directors of the Company with an average exercise price of $1.05 per share. Of the stock options issued, 320,000 vested on September 6, 2006, 150,000 vested on September 7, 2006, 25,000 vested on September 15, 2006, 150,000 vested on December 25, 2006, 660,000 will vest on September 6, 2007 and the balance will vest on September 6, 2008. These options will expire on September 6, 2008 (240,000), September 15, 2008 (25,000), December 25, 2006 (150,000), September 6, 2013 (440,000) and September 6, 2016 (600,000). The options had a fair value of $1,526,989 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 3.8%, 3.9% and 4.0%; the current stock price at date of issuance of $1.04, $1,10 and $0.90 per share; the exercise price of the options of $1.05 and $0.01 per share; the term of 2, 7 and 10 years; volatility of 315% and 311%. For the three month period ended September 30, 2007, the Company did not record any stock-based compensation expense. As of September 30, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the three month period ended September 30, 2007.

A summary of option activity for the three month period ended September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding at December 31, 2006	-	-	-

Granted	1,455,000	$1.48	5.72
Exercised, forfeited, or expired	-	-	-

Outstanding at September 30, 2007	1,455,000	$1.48	5.72

Exercisable at September 30, 2007	1,305,000	$1.48	5.72

The weighted-average grant-date fair value of options granted during the period ended December 31, 2006 was $1.05 per share.

NOTE 9-INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $7,321,193 at September 30, 2007. These losses expire as follows: in 2023 $626,000 will expire and in 2024 $2,142,000 will expire.

Components of deferred tax assets and liabilities at September 30, 2007 are as follows:

Deferred tax asset	$2,768,000
Valuation allowance	(2,768,000)

Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 10-RELATED PARTY TRANSACTIONS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was repaid by the Company during the year. The total note balance at September 30, 2007 was $0 ($119,858 as of December 31, 2006). The note carried an interest of 4.5% and was payable on demand.

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

Note 11-SETTLEMENT OF LITIGATION AND RELATED MATTERS

The Company has experienced a number of unresolved matters regarding certain individuals and entities involved in the August 2005 reverse takeover (RTO) through which it entered the artificial turf business. Efforts to resolve these matters lead to the filing of five actions against these individuals and entities in Quebec Provincial or Canadian Federal courts between September and November 2006 seeking a variety of relief and remedies. Discussions subsequent to these filings resulted in settlement of all matters of controversy and in April 2007 notices of settlement and discharge were filed with the courts. Among the outcomes from the foregoing was the cancellations of various operating agreements and understandings entered into as part of the RTO and the Board’s decision to cancel 15,000,000 unregistered shares of the Company’ issued at the time of the above RTO. While the Company believes there are no impediments to such cancellation and intends to cancel such shares, it has referred the matter to its legal counsel for final review prior to effecting cancellation.

The cancellation of various operating agreements and understandings referred to above lead to the May 2007 resignation of the Directors of the Company’s wholly-owned Swiss subsidiary XL Generation AG (XLG AG) and the inability of the Company to replace such Directors (required by law to be Swiss residents). This situation was reported to the Cantonal Commerce Register Office in Zug, Switzerland which, after a statutory waiting period when public notices concerning the matter were posted, delivered the XLG AG entity to the Swiss courts in order to wind up its affairs. Swiss Counsel has advised the Company that under Swiss law concerning such matters a shareholder’s liability is limited to the amount of stated capital of the entity being delivered to the Swiss Courts and, as in the case of XLG AG, where all of the stated capital had been paid in by the shareholders, the law does not provide for further claims against the shareholders. Counsel has also advised that while Swiss law does not provide for further liabilities and/or claims against the shareholders when stated capital is fully paid, aggrieved parties may from time to time file claims in Swiss courts against the former management and directors of the entity whose affairs are being settled by the Court as well as its former shareholders.

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

(*) Includes provision of $250,000 for litigation arising from XLG AG

Note 12 – SUBSEQUENT EVENTS

On October 10, 2007, the Board of Directors of the Company has filed a definitive proxy statement on form 14A, calling for a special meeting of the shareholders of the Company on October 25,2007 for the purpose of considering and acting upon the proposed amendment of the Company’s Certificate of Incorporation to change the name of the Company from XL Generation International Inc. to Ecolocap Solutions Inc., a name more representative of the business opportunities.

Note 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154") . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05 -08"). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not affect the financial position or the results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.      Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.      Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.      Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4.      At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.      Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

The Company has adopted SFAS 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

Item 2.           Management’s Discussion and Analysis

The Company's Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended September 30, 2007 (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

On November 13, 2007 the Company changed its name from “XL Generation International Inc.” to “Ecolocap Solutions Inc.”. The Company’s trading symbol on the over-the-counter bulletin board has been changed to ECOS.OB.

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

Results of Operations

For the Three and Nine Month Periods ended September 30, 2007

Overview

The Company posted for the three and nine month periods ended September 30, 2007 net profit of $136,673 and $6,873,507, respectively, as compared to net losses of $5,769,917 and $11,901,461 for the comparable period of 2006. The increase in profits of the Company resulted from actions within Swiss court concerning the windup of the former Swiss subsidiary (see note 11).

Sales

For the three and the nine month periods ended September 30, 2007, the Company achieved no gross revenues. This compared to gross revenues of $2,428,600 and $4,218,265 for the same periods of 2006. The decrease in revenues results from the Company’s exit from its former line of business as part of its effort to redeploy its assets into a new line of business.

Total Cost and Expenses

For the three and nine month periods ended September 30, 2007, the Company incurred total costs and expenses of $(136,673) and $(6,873,507), respectively. This compared to $8,198,517 and $16,119,726 for the same periods last year. The decrease in total cost and expenses was caused by the gain on settlement of debts-foreign subsidiary related to the winding up of the affairs of XLG AG.

Cost of Sales

There were no fields sold during the three and nine month periods ended September 30, 2007. For the three and nine month periods ended September 30, 2006, the Company realized gross margins of 2% and 17%, respectively.

Selling, General and Administration

For the three and nine month periods ended September 30, 2007, the Company incurred selling, general and administration expenses of $14,608 and $393,807, respectively. This compared to $848,962 and $5,079,150 for the same periods last year. The decrease was due to the layoff of all of the Company’s staff. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Depreciation and Amortization

Depreciation and amortization for the three and nine month periods ended September 30, 2007 were $0 and $3,044.

Interest

The Company calculates interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2007, the Company incurred a charge of $60,463 and $115,201. This compared to $95,815 and $183,856 for the same periods of the previous year. This decrease mirrors the decrease liabilities which the Company has assumed to finance its operations.

Liquidity and Capital Resources

At September 30, 2007, the Company had $66,191 in cash, as opposed to $128,607 in cash at December 31, 2006. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2007 will be between $1.0 million to $1.2 million. As of the date of this Report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2007 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At September 30, 2007, the Company had total assets of $66,191 compared to total assets of $199,304 at December 31, 2006. The decrease is mainly due to general and administration expenses.

At September 30, 2007, the Company had total current liabilities of $2,983,066 compared to total current liabilities of $11,611,577 at December 31, 2006. The liabilities are mainly due to (i) accrued operational costs; (ii) loan notes from shareholders and suppliers.

On December 31, 2006, the Company had received loans from CAPEX Investment Limited, a stockholder, in the amount of $2,068,474. In the first nine months of 2007, the Company received loans from CAPEX Investment Limited, a stockholder, in the amount of $486,089. These loans carry an interest of 10% and are payable on demand. As of September 30, 2007, total loans from CAPEX Investment Limited amounted to $2,554,563. This compared to $2,068,474 as of December 31, 2006.

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

PART II   OTHER INFORMATION

Item 1.          Legal Proceedings

As of the filling of the present Quarterly report on form 10QSB and during the quarter-ended September 30 2007, there was no pending or threatened litigation, claims, or assessments against the Company. During the quarter-ended June 30 2007, several pending legal proceedings involving the Company were resolved. On April 24, 2007, the Company entered into four settlement agreements to resolve certain disputes. Three of these settlement agreements were filed with the Quebec Superior Court and Quebec Court, District of Montreal (under court file numbers 500-17-033768-063, 500-22-129010-065, 500-17-033823-066). One settlement agreement was filed at the Canadian Federal Court of the District of Montreal (under court file number T-1872-06). Neither the Company nor any other party to these settlement agreements made any admission of wrongdoing or liability. In each of these settlement agreements, the parties agreed to be responsible for their own legal fees, court fees or other fees. Each of the settlement agreements shall be governed and construed in accordance with the laws of the Province of Quebec, Canada. The settlements and a related dismissal of a bankruptcy action are summarized as follows:

WKF/5 Ltd-Settled on April 24, 2007

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

Solutions Highmedia Interactif Inc.-Settled on April 24, 2007

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

Share Exchange Agreement-Settled on April 24, 2007

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

XL Generation AG Wind up

In May 2007, the Directors of the Company’s wholly-owned Swiss subsidiary XL Generation AG gave their resignation and the Company was unable to replace such Directors (required by law to be Swiss residents). This situation was reported to the Cantonal Commerce Register Office in Zug, Switzerland which, after a statutory waiting period when public notices concerning the matter were posted, delivered the XL Generation AG entity to the Swiss courts in order to wind up its affairs. Swiss Counsel has advised the Company that under Swiss law concerning such matters, a shareholder’s liability is limited to the amount of stated capital of the entity being delivered to the Swiss Courts and, as in the case of XL Generation AG, where all of the stated capital had been paid in by the shareholders, the law does not provide for further claims against the shareholders. Counsel has also advised that while Swiss law does not provide for further liabilities and/or claims against the shareholders when stated capital is fully paid, aggrieved parties may from time to time file claims in Swiss courts against the former management and directors of the entity whose affairs are being settled by the Court as well as its former shareholders. At the moment of the decision of the Swiss court XL Generation AG was facing pending and threatened litigation, claims and assessments. The Company has no intention to intervene these said litigations or claims, and no litigations or claim were filed against the Company by XL Generation AG’s creditors following XL Generation AG’s wind up.

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

ECOLOCAP SOLUTIONS INC.

November 14, 2007	By: ALEXANDER C. GILMOUR
	Name:	Alexander C. Gilmour
	Title:	Acting Principal Executive Officer

By: MICHEL ST-PIERRE
	Name:	Michel St-Pierre
	Title:	Acting Principal Financial Officer and
Acting Principal Accounting Officer