Form 10KSB
period 2007-12-31
ECOLOCAP SOLUTIONS INC.
filed 2008-03-31
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended: December 31, 2007

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
	For the transition period from to	to

Commission File Number: 000-51213

ECOLOCAP SOLUTIONS INC.
(Formerly Known As XL GENERATION INTERNATIONAL INC.)
(Name of Small Business Issuer as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	20-0909393 (IRS Employer Identification Number)

740, St-Maurice Street
Suite 102
Montreal H3C 1L5
(Address of principal executive offices)

514-876-3907
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]   No [x]

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

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,108,270 as of March 30, 2008

The Issuer had 39,068,268 shares of Common Stock, par value $.001, outstanding as of March 30, 2008.

Documents incorporated by reference: None.

Transitional Small Business Disclosure format (Check one):      Yes [ ]  No [x]

TABLE OF CONTENTS

PART I
Item 1.	Description of Business	6
Item 2.	Description of Property	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business	12
	Issuer Purchases of Equity Securities
Item 6.	Management’s Discussion and Analysis or Plan of Operation	14
Item 7.	Financial Statements	18
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial	31
	Disclosure
Item 8A.	Controls and Procedures	31
Item 8B.	Other Information	33
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with	33
	Section 16(a) of the Exchange Act
Item 10.	Executive Compensation	36
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related	41
	Stockholder Matters
Item 12.	Certain Relationships and Related Transactions	42
Item 13.	Exhibits	43
Item 14.	Principal Accountant Fees and Services	47
SIGNATURES		49

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

  discuss future expectations;

  contain projections of future results of operations or financial condition; or

  state other “forward-looking” information.

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

  our business strategy and plans;

  the introduction, withdrawal, success and timing of business initiatives and strategies;

  harm to our reputation;

  fluctuations in customer demand;

  management of rapid growth;

  the impact of increased competition;

  the impact of future acquisitions; and

  the ability to attract and retain highly talented professionals.

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

     All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. Except to the extent required by applicable laws and regulations, our company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

     Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to EcoloCap Solutions Inc.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     EcoloCap Solutions Inc. is in the business of reducing carbon emissions. We plan to develop economically feasible renewable energy and carbon reduction initiatives.

History of the Business

     We were incorporated in the State of Nevada on March 18, 2004, as Cygni Systems Corporation. We were originally formed with the intent of raising funds and entering into business as a software design company. From the date of our incorporation until June 17, 2005, we were in the development stage of online and network security management software and online and network security consulting services.

     A change of control occurred on June 17, 2005. On August 19, 2005, we entered into and closed a Share Exchange Agreement (the "XL Share Exchange Agreement") with XL Generation AG. Pursuant to the terms of the XL Share Exchange Agreement, we acquired all of the issued and outstanding shares of common stock of XL Generation AG. On August 23, 2005, we filed a Certificate of Amendment with the State of Nevada, changing our name to "XL Generation International Inc."

     XL Generation was the holding company of a Swiss entity, XL Generation AG, which was the marketer of an artificial sport surface called “XL Turf.” We aspired to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Our vision was to develop a variety of products other than for sports, aimed at all types of play space, including for landscape and playgrounds. However, due to litigation, described in detail in Item 3 of this Annual Report, and because of the severe deterioration of our brand name and the poor quality of the products produced at XL Generation AG’s request, our board of directors decided that it was in our best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business.

     Following our withdrawal from the artificial flooring sector, artificial turf and all related business and after identifying new business opportunities, we changed our name from “XL Generation International Inc.” to “Ecolocap Solutions Inc.”

     On November 13, 2007, we filed a Certificate of Amendment with the State of Nevada, changing our name to "EcoloCap Solutions Inc." Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol ECOS.

Our Business

     We intend to engage in the business of reducing carbon emission.

Kyoto Protocol & Voluntary Markets

     The Kyoto Protocol established various exchange mechanisms in order to achieve its targeted reduction in carbon emission. As both world populations and economies continue to grow, substantial changes in energy use as well as advances in efficiency and technological innovations will be required in order to fight the global warming of the earth phenomenon and help reduce pollutant emissions. It is from this global movement that the Kyoto Protocol was born, bringing new words and new concepts such as Carbon Markets, Carbon Finances, Carbon Credits and Carbon Trading. Adopted in 1997, the Kyoto Protocol requires that industrialized countries agree to limit their Greenhouse Gases (GHG) emissions in the period 2008-2012 at 5.2% below their 1990 emissions levels. Increasingly, countries and companies not bound by Kyoto Protocol are voluntarily creating national schemes and offsetting their emissions associated to their normal activities as part of their corporate responsibility.

     Under Kyoto, carbon credits are acquired by organizations and governments to comply with their emission reduction target set under the Kyoto Protocol or other compliance initiatives (for example, the EU Emission Trading Scheme). Carbon trading takes place following a cap and trade approach, which is an administrative approach used to control pollution by providing economic incentives for achieving reductions in the emissions of pollutants.

     Two project-based mechanisms were designed to lower the overall cost of participating countries in meeting their domestic emission reduction targets and to help developing countries and countries in transition in their sustainable development by encouraging technology transfer:

• Clean Development Mechanisms (CDM)

     A project-based financing mechanism, where eligible developed countries may purchase carbon credits - Certified Emission Reductions (CERs) - generated by projects hosted in developing countries. Purchasing these credits may be done either to fulfill compliance requirements, or for investment purposes, as is the case for US companies.

• Joint Implementation (JI)

     It encourages the realization of emissions abatement and the issuance of carbon credits - Emission Reduction Units (ERUs) - by the implementation of projects by a developed country (or entity) in another developed country. Outside Kyoto, organizations around the world have started to use carbon credits as a voluntary way to reduce their carbon emissions. This has created a voluntary carbon credit market (for example, the Chicago Climate Exchange) which has seen rapid growth in the past 3 years, driven primarily by increasing public awareness of climate change. The Kyoto Protocol established various exchange mechanisms in order to achieve its targeted reduction in carbon emission .One of these mechanisms is the Clean Development Mechanism or CDM, which is an investment or activity in a developing country that reduces emissions of Greenhouse gases. The carbon credits resulting from CDM projects, referred to as Certified Emission Reductions (CERs) may then be sold to governments or companies in the industrialized world, allowing them to meet their Kyoto compliance targets

     In addition to the targets set by Kyoto, countries and companies not bound by the Kyoto Protocol are voluntarily creating national schemes and offsetting their emissions associated to their normal activities as part of their corporate responsibility.

Our Vision & Mission Statement

     Our vision is to be recognized as a leading provider of emission reduction solutions, ecotechnologies and services which generate financial gains from greenhouse gas emissions reduction.

     Our mission is to build a best in class portfolio of solutions, technologies and services leading to the generation of carbon credits earned from the reduction of fugitive emissions thereby achieving greenhouse gas emissions reduction goals with a positive economic impact.

Our Approach

     Recognizing the opportunity these new mechanisms represent, we are developing an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs while at the same time maximizing alternative energy generation co-products. Our partners with owners of facilities emitting the harmful greenhouse gas as well as with all other environmental projects’ owners in developing countries, to capitalize on the opportunities afforded by the emerging market in carbon credit trading turning potential liabilities into lucrative resources while maximizing available possibilities for clean and renewable energy production.

     We bring together all the elements - capital, engineering, network and know-how - required to successfully operate in the emerging carbon market; our integrated solutions gives us the necessary flexibility to develop stand alone or joint venture carbon projects.

Emission Trades

     An emission trade typically occurs when a country or company seeking to meet its emissions allowances purchases emissions credits from a country or company that has reduced its emissions beyond its requirement to do so. This transaction can benefit both participants. Purchasers are able to reach goals that require more emissions reductions than they can cost-effectively achieve through their own operational changes and they do not then incur financial penalties. Sellers are rewarded financially for their investments in emission reductions.

Operative Agreements

     In February 2008, we entered into an exclusive Service Agreement with United Best Technology Limited of Hong Kong, we also executed a Consulting Agreement with Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen is providing the services of its representative, Dr. Tri Vu Truong to serve in the capacity of President and Chief Executive Officer of our company. Under the terms of the above agreements Dr. Truong and United Best have committed to deliver to us a yearly minimum production of 3,600,000 (Three Million Six Hundred Thousand) fully tradable CERs. The geographically exclusivity of the Service Agreement provides the Company with United Best’s services within the regions of the world with the greatest potential for economically feasible Renewable Energy and Carbon Reduction initiatives. These include, but are not limited to, China, Brazil, India and Vietnam. Further, beyond the period of exclusivity the agreement provides a trailing non-compete provision that will permit the company to bring its own development resources to bear without competition from United Best.

     As of February 12, 2008, we entered into an agreement with United Best Technology Limited (“United”). The agreement is a five (5) year renewable Service Agreement (the “Agreement”) pursuant to which United shall provide advice to undertake for and consult with us concerning certain operational areas and shall review and advise us regarding Carbon Credits (“CER”) and Clean Development Mechanism projects as well as our overall progress, needs and condition in those areas, find, negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by us or one of our affiliates. To devote all United’s intellectual property, knowledge, technology and United’s contacts related to the CER and Clean Development Mechanism projects exclusively for the development of our business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

     As of February 12, 2008, the December 7, 2007 Consulting Agreement (the “Agreement”) entered by and between us and Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen is providing the services of its representative, Dr. Tri Vu Truong (the “Representative”), who will serve our for the “Engagement Period” in its capacity of President and Chief Executive officer (“CEO”), have been revised (the “Revised Consulting Agreement”) to reduce the “Engagement Period” to one year, and became effective as of February 1, 2008.

     As of February 12, 2008, we entered into an Escrow Agreement (the “Escrow”) with United Best Technology Limited (“United”) and Pellerin, Lawyers pursuant to which out of the Three Millions Five Hundred Thousand shares of our common stock issued to United granted under the Service agreement, One Million Shares will be deposited in escrow ( the “Escrow Securities”) and delivered within the Delivery Period as follow: Five Hundred Thousand when the first contracts or projects permitting the issuance of a total of Six Hundred Thousand CERs are delivered; One Hundred Thousand for the following contract or project permitting the issuance for each of an additional Six Hundred Thousand CERs. At the end of the prescribe period for the CER’s deliverance, all shares remaining in escrow, shall be cancelled.

ITEM 2.     DESCRIPTION OF PROPERTY

    The Company does not own any real estate. The Company does not plan on investing in real estate in the near future.

     On February 15, 2008, the Company entered into a lease for office space in Montreal City expiring on February 14, 2014, with a base rent of $5,317.00 per month.

ITEM 3.     LEGAL PROCEEDINGS

     At the date of this Annual report on Form 10KSB, there are no known pending or threatened litigation, claims, or assessments against us for our acts or omission. Several claimants have approach us to settle claims, or assessments against our former subsidiary XL Generation AG. During the period covered by this Annual Report, we have been a party to the following legal proceedings:

WKF/5 Ltd-Settled on April 24, 2007

On October 26, 2006, the Company filed a motion against WKF/5 Ltd, the Alain Lemieux Trust (Jersey) and Professional Trust Company Limited in the Canadian Federal Court of the District of Montreal (court file number T-1872-06). The Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register did not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION was contrary to the Company’s rights. Pursuant to the settlement agreement dated April 24, 2007, the Company has agreed to relinquish its license to manufacture products utilizing the technology patented by WKF/5 Ltd, retroactively effective October 2, 2006. For up to six (6) months from April 24, 2007, the Company was allowed to continue to utilize (i) the technology created by WKF/5 Ltd; and (ii) the trademark XL Generation. Thereafter, the Company had no rights to use either the technology owned by WKF/5 Ltd or the trademark XL Generation. The Company has agreed that for a period of five (5) years thereafter, the Company and its subsidiaries may not engage in any business related to the production of artificial turf.

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

Bankruptcy Dismissed on May 11, 2007

On May 11, 2007 the Bankruptcy division of the Québec Superior Court of the District of Montreal (court file number 500-11-029010-069) dismissed claims made by XL Generation AG seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD. This amount represented monetary advances towards the production of artificial turf and related products, made by XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006. Neither party was awarded costs.

XL Generation AG Wind up

In May 2007, the Directors of the Company’s wholly-owned Swiss subsidiary XL Generation AG gave their resignation and the Company was unable to replace such Directors (required by law to be Swiss residents). This situation was reported to the Cantonal Commerce Register Office in Zug, Switzerland which, after a statutory waiting period when public notices concerning the matter were posted, delivered the XL Generation AG entity to the Swiss courts in order to wind up its affairs. Swiss Counsel has advised the Company that under Swiss law concerning such matters, a shareholder’s liability is limited to the amount of stated capital of the entity as in the case of XL Generation AG, where all of the stated capital had been paid in by the shareholder, the law does not provide for further claims against the shareholder. Counsel has also advised that while Swiss law does not provide for further liabilities and/or claims against the shareholder when stated capital is fully paid, aggrieved parties may from time to time file claims in Swiss courts against the former management and directors of the entity whose affairs are being settled by the Court as well as its former shareholder. At the moment of the decision of the Swiss court XL Generation AG was facing pending and threatened litigation, claims and assessments. The Company has no intention to intervene in these said litigations or claims, and no litigations or claim were filed against the Company by XL Generation AG’s creditors following XL Generation AG’s wind up.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 25, 2007, our Board of Directors decided “to seek the approval of the Shareholders of the Company to change the name of the Company from XL Generation International Inc. to Ecolocap Solutions Inc.,” a name more representative of the our business

     On October 10, 2007, our Board of Directors filed a definitive proxy statement on Form 14A, calling for a special meeting of the shareholders on October 25, 2007 for the purpose of considering and acting upon the proposed amendment of our Certificate of Incorporation to change the name of the corporation from XL Generation International Inc. On October 25, 2007, the shareholders then present by proxies approved the name change of the corporation from XL Generation International Inc. to Ecolocap Solutions Inc.

     The resolution passed by the following vote: 22,374,444 FOR: none AGAINST; and, none ABSTAINED (out of 35,568,268 shares of common stock, 22,374,444 were presenting person or by proxy).

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol ECOS.

     The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2006	$2.75	2.65
June 30, 2006	$2.21	2.2
September 30, 2006	$0.78	0.75
December 31, 2006	$0.42	0.42
March 31, 2007	$0.35	0.35
June 30, 2007	$1.34	0.25
September 30, 2007	$0.55	0.32
December 31, 2007	$1.88	0.55

Holders

     As of March 30, 2008, we had twelve stockholders of record.

Dividends

     We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

     On March 30, 2006, we adopted the 2006 Equity Incentive Plan (the “Plan”), effective as of March 24, 2006. Under the Plan, we may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of our common stock that may be issued under the Plan is 2,000,000 shares. Our officers, directors, employees and consultants, as well as those of our subsidiaries, may participate in the Plan, as our Compensation Committee may deem to be advisable and in our best interests. No one individual may be awarded options to purchase more than 500,000 shares in any one fiscal year. No one individual may be granted more than 250,000 shares in any one fiscal year. The terms and conditions of each grant shall be as set forth in an award agreement approved by the Compensation Committee.

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation	0	0	0
plans approved by
security holders

Equity compensation	340,000	0	1,540,000
plans not approved by
security holders

Total	340,000	0	1,540,000

Recent Sales of Unregistered Securities

     Not Applicable.

Purchases of Equity Securities by the Company and Affiliated Purchasers

     None.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-KSB for the period ended December 31, 2007 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

    In May 2007, the directors of our wholly-owned Swiss subsidiary XL Generation AG gave their resignation and we were unable to replace such Directors (required by law to be Swiss residents). This situation was reported to the Cantonal Commerce Register Office in Zug, Switzerland which, after a statutory waiting period when public notices concerning the matter were posted, delivered the XL Generation AG entity to the Swiss courts in order to wind up its affairs. Before its wind up XL Generation AG, was based in Zug, Switzerland, and was designing specific flooring products for sports, recreational and commercial markets. XL Generation AG developed new artificial turf systems for sports fields. XL Generation AG held the worldwide commercial and manufacturing rights for the "XL technology." The “XL technology” consisted of six patents owned by WKF5/Ltd. However, on October 2, 2006, WKF5/Ltd served a notice to XL Generation AG terminating the usage of the XL Technology. This Notice claimed that WKF/5 Ltd has the right to terminate the License, and claimed the alleged insolvency of XL Generation AG as the cause of such right of termination.

     On November 13, 2007, we changed our name from “XL Generation International Inc.” to “Ecolocap Solutions Inc.” Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol ECOS.

Business Plan

     The Kyoto Protocol established various exchange mechanisms in order to achieve its targeted reduction in carbon emission. In addition to the targets set by Kyoto, countries and companies not bound by the Kyoto Protocol are voluntarily creating national schemes and offsetting their emissions associated to their normal activities as part of their corporate responsibility.

     Recognizing the opportunity these new mechanisms represent, we are developing an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs while at the same time maximizing alternative energy generation co-products. Our partners with owners of facilities emitting the harmful greenhouse gas as well as with all other environmental projects’ owners in developing countries, to capitalize on the opportunities afforded by the emerging market in carbon credit trading turning potential liabilities into lucrative resources while maximizing available possibilities for clean and renewable energy production.

     Our initial geographical focus will be Vietnam and China followed by expansions into Africa and Latin America. These areas have been identified by leading authorities as representing substantial opportunities for remediation of greenhouse gasses and therefore represent the greatest opportunities for the production of CERs. They also represent geographies in which we can develop efficient operating scale thereby enhancing potential profitability.

Results of Operations
For the Twelve Month Periods ended December 31, 2007

Overview

     We posted net profit of $6,306,507 for the year ended December 31, 2007 as compared to net loss of $17,748,354 last year. Our net profits followed and resulted from the May 2007, our wholly-owned Swiss subsidiary XL Generation AG’s directors resignation that provoked the wind up of XL Generation AG’s affairs. The gain on settlement of debts-foreign subsidiary related to the winding up of the affairs of XLG AG. amounted to $8,013,125 (see note 13).

Sales

     For the year ended December 31, 2007, we had no gross revenues. This compared to $4,846,157 for last year. The decrease in our revenues results from the exit from our former line of business as part of our effort to redeploy our assets into a new line of business.

Total Cost and Expenses

     For the year ended December 31, 2007, we incurred total cost and expenses of $(6,306,507). This compared to $22,594,511 for last year. The decrease in total cost and expenses was caused by the gain on settlement of debts-foreign subsidiary related to the winding up of the affairs of XLG AG. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

Selling, General and Administration

     For the year ended December 31, 2007, we incurred selling, general and administration expenses of $341,860. This compared to $8,288,058 for last year. The decrease was due to the layoff of all of our staff. We have undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Interest

     We calculate interest in accordance with the respective note payable. For the year ended December 31, 2007, we charged $190,474. This compared to $302,085 for last year. This significant decrease mirrors the decrease liabilities which we assumed to finance our operations.

Liquidity and Capital Resources

     At December 31, 2007, we have $166,470 in cash, as opposed to $128,607 in cash at December 31, 2006. Total cash requirements for operations for the twelve month period ended December 31, 2007 was $341,860. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of fiscal 2008 will be between $3.0 million to $4.5 million. As of the date of this report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter 2008 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses with enhanced efforts to market and sell our products. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

     At December 31, 2007, we had total assets of $166,470 compared to total assets of $199,304 at December 31, 2006. The decrease is mainly due to general and administration expenses.

     At December 31, 2007, we had total current liabilities and total liabilities of $3,116,402 compared to total current liabilities and total liabilities of $11,611,577 at December 31, 2006. The liabilities are mainly due to (i) accrued operational costs and (ii) loan notes from shareholders and suppliers.

     On December 31, 2006, we received loans from Capex Investments Limited, a shareholder, in the amount of $2,068,474. In 2007, we received additional loans from Capex Investments Limited in the amount of $950,858. These loans carried an interest of 10% and are payable on demand as agreed in a memorandum of agreement executed by and between us and Capex Investments Limited on March 21, 2008 and effective as December 1, 2007.

     Our financial condition raises substantial doubt about our ability to continue as a going concern.  Management's plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

Off-Balance Sheet Arrangements

     We are not a party to any off-balance sheet arrangements.

Off-Balance Sheet Arrangements

     We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Standards

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position.

     In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements —an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

     In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

ITEM 7.     FINANCIAL STATEMENTS

Board of Directors
Ecolocap Solutions, Inc. (formerly known as XL Generation, Inc.)
Montreal, Canada

We have audited the accompanying balance sheet of Ecolocap Solutions, Inc., (formerly know as XL Generation International, Inc). as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecolocap Solutions, Inc., (formerly known as XL Generation International, Inc.) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of December 31, 2007 its current liabilities and its total liabilities exceeded its current assets and total assets by $2,949,932. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PARITZ & COMPANY, P.A.
Paritz & Company, P.A.
March 26, 2008
Hackensack, New Jersey

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET
December 31

	2007		2006

ASSETS

CURRENT ASSETS
Cash	$166,470		$128,607
Prepaid expenses and sundry current assets	0		41,345

TOTAL CURRENT ASSETS	166,470		169,952

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	0		29,352

TOTAL ASSETS	$166,470		$199,304

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Stock subscription payable (note 6)	$0		$1,000,000
Note payable-stockholders (note 7)	3,019,332		2,188,332
Accounts payable- related party	0		5,060,586
Accrued expenses and sundry current liabilities (note 5)	97,070		3,362,659

TOTAL CURRENT LIABILITIES	$3,116,402		$11,611,577

STOCKHOLDERS' DEFICIENCY
Common stock	$98,492		$97,502
Additional paid in capital	15,704,662		13,329,355
Accumulated Deficit	(18,753,086)		(25,059,593)
Other comprehensive income (loss)	-		220,463

TOTAL STOCKHOLDERS' DEFICIENCY	$(2,949,932	) $	(11,412,273)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$166,470		$199,304

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 2007 and 2006

Stockholders Deficiency
		Common stock
		Authorized
		100,000,000			Other
Stockholders		Shares,	Additional paid	Accumulated	Comprehensive
Deficiency	Shares	Par value $0,001	in Capital	Deficit	Income (Loss)	Total
January 1,2006	29,999,333	$92,923	$4,195,467	$(7,311,239)	$262,403	$(2,760,446)
Proceeds from
the issuance of
common stock	3,342,111	3,342	8,449,254	-	-	8,452,596
Shares issued for
settlement of a debt	1,236,824	1,237				1,237
Stock options			684,634			684,634
Net Loss		-	-	(17,748,354)		(17,748,354)
Other comprehensive
Loss					(41,940)	(41,940)
December 31,2006	34,578,268	$97,502	$13,329,355	$(25,059,593)	$220,463	$(11,412,273)
Proceeds from
the issuance of
Common stock	990,000	990	1,002,410	-	-	1,003,400
Stock options			1,372,897			1,372,897
Net Gain		-	-	6,306,507		6,306,507
Other comprehensive
Income					(220,463)	(220,463)
December 31,2007	35,568,268	$98,492	$15,704,662	$(18,753,086)	$-	$(2,949,932)

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF OPERATIONS

Year ended December 2007, 2006 and 2005

	2007	2006	2005

SALES	$-	$4,846,157	$2,892,513

COSTS AND EXPENSES: Cost of sales	-	5,121,762	2,067,412
Selling, general and administrative	341,860	8,288,058	5,989,302
Provision for note receivable	-	5,946,531
Gain on settlement of debts-foreign
Subsidiary	(8,013,125)
Compensation expense-Note 8	1,372,897	684,634
Interest	190,474	302,085	158,774
Foreign exchange gain	(198,613)	(62,751)	33,306
Loss on settlement of debt		2,314,192

TOTAL COSTS AND EXPENSES	(6,306,507)	22,594,511	8,248,794

NET GAIN (LOSS)	$6,306,507	$(17,748,354)	$(5,356,281)

Net Gain (Loss) Per Share	$0.18	$(0.53)	$(0.56)

Average weighted Number of Shares	34,579,388	33,779,448	9,533,903

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS
Year ended December 31, 2007 and 2006

	2007	2006
Net gain (loss)	$6,306,507	$(17,748,354)

Adjustment to reconcile net income to net cash used in
operating activities
Depreciation and amortization	-	16,776
Write off of related party
note receivable	-	5,946,531
Stock based compensation	1,372,897	684,634
Unrealized foreign exchange	(220,463)	(41,940)
Proceeds (repayments) of loans from suppliers	(5,061,880)	-

Changes in operating assets and liabilities:
Inventory	-	54,971
Prepaid expenses and sundry current assets	41,345	115,999
Accrued expenses and sundry current liabilities	(3,264,295)	2,341,297

Net cash used by operating activities	$(825,889)	$(8,630,086)

Investing activities
Acquisitions of property and equipment	29,352	-

Net cash used in investing activities	$29,352	$-

Financing activities

Stock payable	(1,000,000)	1,000,000
Advances to related party	-	(4,898,888)
Advances to shareholders
Sale of common stock	1,003,400	8,453,833
Proceeds of loans payable shareholder	831,000	1,211,459
Proceeds (repayments) of loans from suppliers	-	2,729,843

Net cash provide by financing activities	$834,400	$8,496,247

Increase (decrease) in cash	37,863	(133,839)

Cash- beginning of period	128,607	262,446

Cash - end of period	$166,470	$128,607

Supplemental Disclosure of Cash Flow information
Non cash items:
Write off of related party
note receivable		5,946,531
Stock based compensation	1,372,897	684,634
Unrealized foreign exchange	(220,463)	(41,940)

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

XL Generation International Inc. was the holding company of a Swiss entity, XL Generation AG, which was the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. Until September 2006, the Company aspired to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers. However, because of worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, and the windup of its wholly own subsidiary, XL Generation AG, the Board of Directors have decided that it is in the Company’s and the stockholders’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business.

Recognizing both the limitations of its artificial playing surface market in late 2006 and the opportunities created by the Kyoto Protocol Exchange Mechanisms, management has begun the process of redeploying its assets, identifying business strategies that offers above average profit potential and identifying the resources necessary to successfully execute it new strategic direction. At the end of 2007 the Company has developed an executable business plan.

Recognizing the opportunity this new market represents, EcoloCap Solutions Inc. (hereinafter ‘EcoloCap’ or the ‘Company’) has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs. EcoloCap brings together the know-how, capital, technology.

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

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net profit of $6,306,507 for the year ended December 31, 2007 as compared to net loss of $17,748,354 last year. The Company has negative working capital of $2,949,932 and $11,412,273 at December 31, 2007 and 2006, respectively and a stockholders deficiency of $ 2,949,932 and $11,412,273 at December 31, 2007 and 2006. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

With the opportunities created by the Kyoto Protocol Exchange Mechanisms, management has begun the process of redeploying its assets, identifying business strategies that offers above average profit potential and identifying the resources necessary to successfully execute it new strategic direction.

Recognizing the opportunity this new market represents, the Company has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

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

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

	December 31	December 31,
	2007	2006

Computer equipment--3 yrs	$0	$2,904
Furniture & fixtures--5 yrs	0	46,364
	$0	$49,268

Less: accumulated depreciation	0	$(19,916)

Balance December 31, 2007	$0	$29,352

NOTE 5--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2007	2006
Accrued interest	$-	$252,000
Accrued operating expenses	97,070	1,469,659
Warranty	-	1,641,000
	$97,070	$3,362,659

NOTE 6-STOCK SUBSCRIPTION PAYABLE

The Company received a deposit of five hundred thousand dollars ($500,000) from Aton Select Fund Ltd on July 6, 2006 to purchase from the Company (i) 250,000 shares of the Company's common stock. The shares were issued on June 26, 2007. The Company received a deposit of five hundred thousand dollars ($500,000) from Emper Overseas S.A. on August 10, 2006 to purchase from the Company (i) 400,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 400,000 shares of the company's common stock at an exercise price initially set at $1.25 per share. The shares were issued on May 22, 2007.

NOTE 7--PAYABLE – STOCKHOLDERS’

Mr. Albert Beerli, a significant stockholder, advanced funds and then was repaid by the Company during the year ended December 31, 2007. The total note balance at December 31, 2007 was $0 ($119,858 as of December 31, 2006).

On December 30, 2006, the Company had received loans from CAPEX Investment Limited, a shareholder, in the amount of $2,068,474. In 2007, the Company received additional loans from CAPEX Investment Limited in the amount of $950,858. These loans carry an interest of 10% and are payable on demand. The loan is convertible, over a three year period, into common shares at a ratio of one share per dollar of debt.

Amounts owed to stockholders at December 31 are as follows:

	2007	2006
Payable A.Beerli	$-	$119,858
Payable Capex Investment Ltd	3,019,332	2,068,474
Payable stockholders	$3,019,332	$2,188,332

NOTE 8 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 35,568,268 were issued and outstanding at of December 31, 2007.

NOTE 9-STOCK-BASED COMPENSATION EXPENSE

During the year ended December 31, 2007, the Company issued 425,000 stock options to officers and directors of the Company with an average exercise price of $1.25 per share. Of the stock options issued, 425, 000 were vested on December 12, 2007. These options expire on December 12, 2012. The options had a fair value of $ of $530,543 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4,7%; the current stock price at date of issuance of $1.25 per share; the exercise price of the options of $1.25 per share; the term of 5 years; volatility of 285% . For the year ended December 31, 2007, the Company recorded compensation expense of $530,543. As of December 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation.

A summary of option activity for the year ended December 31, 2007 is presented below:

				Weighted-
			Weighted-	Average
			Average	Remaining
			Exercise	Contractual
Options	Shares		Price	Term
Outstanding at December 31, 2006	1,455,000		$1.48	5.72
Granted	425,000		1.25	4.92
Exercised, forfeited, or expired	340,000		1,09	-
		$
Outstanding at December 31, 2007	1,540,000		1.10	5.47

		$
Exercisable at December 31, 2007	1,390.000		1.10	5.47

The weighted-average grant-date fair value of options granted during the period ended December 31, 2007 was $1.25 per share.

NOTE 10 -INCOME TAXES

As of December 31, 2006 the company had net operating loss carryforwards of approximately $7,300,000. These net operating losses are being utilized against the reported income for the year ended December 31, 2007. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at December 31, 2007 are as follows:

	2007	2006

Deferred tax asset	$623,000	$2,768,000
Valuation allowance	(623,000)	(2,768,000)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 11 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year.

NOTE 12 -RELATED PARTY TRANSACTIONS

Mr. Albert Beerli, a significant stockholder, advanced funds and then was repaid by the Company during the year. The total note balance at December 30, 2007 was $0 ($119,858 as of December 31, 2006). The note carried an interest of 4.5% and was payable on demand.

NOTE 13-SETTLEMENT OF LITIGATION AND RELATED MATTERS

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

	Effects of settlement
	Before	After
Outstanding common shares	34,578,268	34,578,268
Wind up of XLG AG affairs
Assets	77,372	0
Liabilities	11,758,979	2,649,148
Shareholders Deficiency	(11,681,607)	(2,649,148)

Note 14 - SUBSEQUENT EVENTS

In February 2008, the Company entered into an exclusive Service Agreement with United Best Technology Limited of Hong Kong and that it executed a Consulting Agreement with Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen is providing the services of its representative, Dr. Tri Vu Truong to serve in the capacity of President and Chief Executive Officer of the company. Under the terms of the above agreements Dr. Truong and United Best have committed to deliver to the Company a yearly minimum production of 3,600,000 (Three Million Six Hundred Thousand) fully tradable CERs.

As of February 12, 2008, the Company entered into an agreement with United Best Technology Limited (“United”). The agreement is a five (5) year renewable Service Agreement (the “Agreement”) pursuant to which United shall provide advice to undertake for and consult with the Company concerning certain operational areas and shall review and advise the Company regarding Carbon Credits (“CER”) and Clean Development Mechanism projects as well as the Company’s overall progress, needs and condition in those areas, find, negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by the Company or one of its affiliates. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

As of February 12, 2008, the December 7, 2007 Consulting Agreement (the “Agreement”) entered by and between the Company and Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen is providing the services of its representative, Dr. Tri Vu Truong (the “Representative”), who will serve during the “Engagement Period” in its capacity of President and Chief Executive officer (“CEO”), have been revised (the “Revised Consulting Agreement”) to reduce the “Engagement Period” to one year, and became effective as of February 1, 2008.

As of February 12, 2008, the Company entered into an Escrow Agreement (the “Escrow”) with United Best Technology Limited (“United”) and Pellerin, Lawyers pursuant to which out of the Three Millions Five Hundred Thousand shares of the Company’s common stock issued to United granted under the Service agreement, One Million Shares will be deposited in escrow ( the “Escrow Securities”) and delivered within the Delivery Period as follow: Five Hundred Thousand when the first contracts or projects permitting the issuance of a total of Six Hundred Thousand CERs are delivered; One Hundred Thousand for the following contract or project permitting the issuance for each of an additional Six Hundred Thousand CERs. At the end of the prescribe period for the CER’s deliverance, all shares remaining in escrow, shall be cancelled.

Note 15 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements —an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

Note 16 – LITIGATION

As of the filling of the present Annual report on form 10KSB, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission. Several claimants have approach the Company to settle claims, or assessments against its former subsidiary XL Generation AG. During the period covered by this Annual Report, the Company has been a party to the following legal proceedings:

WKF/5 Ltd-Settled on April 24, 2007
On October 26, 2006, the Company filed a motion against WKF/5 Ltd, the Alain Lemieux Trust (Jersey) and Professional Trust Company Limited in the Canadian Federal Court of the District of Montreal (court file number T-1872-06). The Company claimed that the Register of Trade-marks relating to registration no. 671 108 (application no. 1 266 983) for the trade-mark XLGENERATION, registered on August 24, 2006, be struck on the grounds that at the date of the application or at the date of registration, the entry as it appears on the Register did not accurately express or define the existing rights of the person appearing to be the registered owner of the mark. Furthermore, the Company asked for an order declaring that WKF/5 Ltd was not entitled to obtain registration of any trade-mark containing the word XLGENERATION on the claim that the registration in the name of WKF/5 Ltd of the trade-mark XLGENERATION was contrary to the Company’s rights. Pursuant to the settlement agreement dated April 24, 2007, the Company has agreed to relinquish its license to manufacture products utilizing the technology patented by WKF/5 Ltd, retroactively effective October 2, 2006. For up to six (6) months from April 24, 2007, the Company was allowed to continue to utilize (i) the technology created by WKF/5 Ltd; and (ii) the trademark XL Generation. Thereafter, the Company had no rights to use either the technology owned by WKF/5 Ltd or the trademark XL Generation. The Company has agreed that for a period of five (5) years thereafter, the Company and its subsidiaries may not engage in any business related to the production of artificial turf.

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

Bankruptcy Dismissed on May 11, 2007

On May 11, 2007 the Bankruptcy division of the Québec Superior Court of the District of Montreal (court file number 500-11-029010-069) dismissed claims made by XL Generation AG seeking to have Polyprod Inc. declared bankrupt pursuant to applicable law for an unpaid claim totalling $1,052,069 CAD. This amount represented monetary advances towards the production of artificial turf and related products, made by XL Generation AG to Polyprod Inc. from January 5, 2006 to October 10, 2006. Neither party was awarded costs.

XL Generation AG Wind up

In May 2007, the Directors of the Company’s wholly-owned Swiss subsidiary XL Generation AG gave their resignation and the Company was unable to replace such Directors (required by law to be Swiss residents). This situation was reported to the Cantonal Commerce Register Office in Zug, Switzerland which, after a statutory waiting period when public notices concerning the matter were posted, delivered the XL Generation AG entity to the Swiss courts in order to wind up its affairs. Swiss Counsel has advised the Company that under Swiss law concerning such matters, a shareholder’s liability is limited to the amount of stated capital of the entity as in the case of XL Generation AG, where all of the stated capital had been paid in by the shareholder, the law does not provide for further claims against the shareholder. Counsel has also advised that while Swiss law does not provide for further liabilities and/or claims against the shareholder when stated capital is fully paid, aggrieved parties may from time to time file claims in Swiss courts against the former management and directors of the entity whose affairs are being settled by the Court as well as its former shareholder. At the moment of the decision of the Swiss court XL Generation AG was facing pending and threatened litigation, claims and assessments. The Company has no intention to intervene in these said litigations or claims, and no litigations or claim were filed against the Company by XL Generation AG’s creditors following XL Generation AG’s wind up.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.     OTHER INFORMATION

     None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Alexander C. Gilmour CVO	75	Chairman of the Board
Tri Vu Truong	61	Chief Executive Officer
Arthur Rawl	65	Director
Claude Pellerin	38	Director
Albert Beerli	65	Director
Michel St-Pierre	45	Acting Chief Financial Officer

     Each director serves until our next annual meeting of the stockholders or unless they resign earlier.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has a nominating, corporate governance and compensation committee consisting of Mr. Gilmour and Mr. Rawl. At the present time, members of the board of directors are not compensated for their services to the board. The board has an audit committee consisting of Mr. Rawl. Mr. Rawl currently serves as the audit committee financial expert.

Biographical Information Regarding Officers and Directors

     Alexander Clement Gilmour, Director and Chairman of the Board. Mr. Gilmour has served as a director of the Company since August 2005. Mr. Gilmour has worked as a corporate finance stockbroker with Joseph Sebag and Carr Sebag from 1957 until 1982. They were official brokers among others to Shell, Royal Dutch, Philips nv , GEC , Racal , Sun Alliance , Tesco , Beechams and Sears. Since then he has served on the Board of several companies in the United Kingdom and Hungary, including Konzum, from 1996 until 2000, and Pharma Ltd. from 1997 until 1999. His other activities include serving as a Governor of the London School of Economics for over 25 years (he is now an Honorary Fellow and Emeritus Governor), Chairman of the National Playing Fields Association for 13 years, President of the South London Chamber of Commerce, Director of the Tate Gallery Foundation, as well as being associated with the Community Foundation movement and other charities in the United Kingdom. For his volunteer work he was made a Commander of the Royal Victorian Order (CVO). He is an Associate of the British Garden in Hanover Square, New York

     Dr. Tri Vu Truong, Chief Executive Officer and President. Dr. Truong has served as a director, chief executive officer and president of the Company since February 14, 2008. He has worked in the environmental sector since 1970, upon completion of his B. Engineering degree, complemented by a Master's degree in Chemical Engineering in 1971 and a Ph.D. degree in Civil Engineering with Environmental Option in 1975. His professional career includes the realization of many major scientific and technical studies and projects. Dr. Truong was responsible in 1977 for the creation and operation of the Permits & Inspections

Division of the Montreal Urban Community–Environment Department. He has taught several post-graduate courses at the prestigious Université de Montréal's École Polytechnique. As President of the Sodexen Environmental Engineering Group since 1981, Dr. Truong has managed numerous major environmental impact projects, including: Comparative study of the environmental impact of dust-palliatives (MTQ 1988, 1989, 1990); Environmental decommissioning of a polystyrene production complex (BASF, 1988-1990); Solid waste management study relating to the closure of the Miron landfill (Montréal, 1988-90), as well as various research & development projects in the area.

     Arthur Rawl, Chairman of the Audit Committee. Mr. Rawl has served as Chairman of the Company’s Board of Directors since September 2006. Mr. Rawl has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003. From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers. From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses. From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer. Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner. Mr. Rawl is a Director of Quipp Inc. Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity. Mr. Rawl is a certified public accountant.

     Claude Pellerin, Director. Mr. Pellerin is a corporate attorney and a partner in the law firm of Pellerin Lawyers S.N. Between December 2003 and July 2007 Mr. Pellerin was partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments (Canada) Limited, an investments and financing corporation based in Montreal, Quebec. From 2001-2002, Mr. Pellerin served as a Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc. Mr. Pellerin served as the Company's President, Secretary and Treasurer from June 17, 2005 until August 19, 2005, at which time he resigned as an officer but remained a director of the Company.

     Albert Beerli, Director. Mr. Beerli has served as a director of the Company since March 2006. Mr. Beerli is a scientist, having received his Ph.D in chemical engineering in 1969. Since 1988 Mr. Beerli has been the Chief Executive Officer of Zenwex AG in Zug, Switzerland. Zenwex AG provides consulting services on scientific and technical matters.

     Michel St-Pierre, Acting Chief Financial Officer. Mr. St-Pierre has served as an officer of the Company since July 2006. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre has served as Chief Financial Officer of a public shell company, Tiger Renewable Energy Limited (formerly known as Tiger Ethanol International Inc. and Arch Management) since January, 2007 and held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004, and Boulangeries Comas Inc. from 2000-2003.

Compliance With Section 16(a) Of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal		Transactions Not Timely Known Failures to File a
position	Number of Late Reports	Reported	Required Form
Kim Friesen(1)	2	2	0
Andrea Meakin(2)	2	2	0
Albert Beerli(3)	1	1	0
Arthur Rawl(4)	1	1	0

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

(2)

Andrea Meakin was an officer, director and 10% shareholder of the Company until June 17, 2005, at which time Ms. Meakin sold all of her shares of the Company’s common stock to DT Crystal Holdings Ltd. and resigned as an officer and director of the Company. Ms. Meakin did not file a Form 3 in connection with her status as an officer, director and 10% shareholder of the Company until March 1, 2006, which Form 3 was subsequently amended on March 20, 2006. Ms. Meakin did not file a Form 4 in connection with the June 17, 2005 sale of her shares of the Company’s common stock and her resignation as an officer and director of the Company until March 1, 2006, which Form 4 was subsequently amended March 20, 2006.

(3)	Albert Beerli is a director and shareholder of the Company. Albert Beerli was appointed to the Board of directors of XL Generation International Inc. on March 17, 2006.

(4)	Arthur Rawl became a director of XL Generation International Inc. on May 24, 2006.

     Our board currently has an Audit Committee and a Nominating, Corporate Governance and Compensation Committee. Our Audit Committee consists of Arthur Rawl whom is independent director. The members of the Nominating, Corporate Governance Committee and Compensation Committee are Messrs. Alexander Gilmour and Arthur Rawl, both of whom are independent directors.

Audit Committee

     We have a separately-designated audit committee of the board. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report. Our Audit Committee consists of Arthur Rawl whom is independent director.

Compensation Committee

     We have a Compensation Committee. This committee acts on behalf of our board of directors to approve compensation arrangements for our management and review the compensation paid to our board of directors. A copy of our Compensation Committee Charter is filed herewith.

Nominating and Corporate Governance Committee

     We have a Nominating and Corporate Governance Committee. This committee acts on behalf of our board of directors and generally to identify and recommend nominees for our board and our committees, identify and recommend candidates for senior management, review and recommend to the board, or independently take, action on various company corporate governance issues, receive and respond to certain complaints raised by our employees regarding alleged illegal acts or behavior-related conduct by board members in violation of our Code of Business Conduct and Ethics, supervise our chief financial officer in the context of the Ethics Code and carry-out other assignments as designated by our board. A copy of the Nominating and Corporate Governance Committee is filed herewith.

Code of Ethics

     We adopted a code of ethics on March 26, 2008. We adopted eight Corporate Values (Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Very Open Communications and Enjoying Our Work) to provide a framework for all employees in conducting themselves in their jobs. These policies are not intended to substitute for those Values, but will serve as guidelines in helping employee to conduct our business in accordance with its Values. Compliance requires meeting the spirit, as well as the literal meaning, of the law, the policies and the Values. It is expected that employee will use common sense, good judgment, high ethical standards and integrity in all their business dealings.

     As of March 30, 2008, we had five directors. Our board determined that Messrs. Gilmour and Rawl are independent. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Truong, Beerli and Pellerin are not independent.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Officers

     Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent two years is as follows:

							Nonqualified
Name and						Non-Equity	Deferred	All
Principal				Stock	Option	Incentive Plan	Compensation	other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tri Vu Truong (2)	2007	0	0	0	0	0	0	0	0
Chief Executive Officer	2006	0	0	0	0	0	0	0	0
and President	2005	0	0	0	0	0	0	0	0

Alain Lemieux (3) 4)	2007	0	0	0	0	0	0	0	0
Director, President and	2006	240,000	0	0	0	0	0	0	240,000
CEO	2005	65,000	0	0	0	0	0	0	65,000

Claude Pellerin (5)	2007	0	0	0	124,834	0	0	0	124,834
Director, President and	2006	0	0	0	103,997	0	0	0	103,997
CEO	2005	0	0	0	0	0	0	0	0

Daniel Courteau(6)	2007	0	0	0	0	0	0	0	0
Director, Vice-President	2006	175,000	0	0	0	0	0	0	175,000
and Secretary	2005	0	0	0	0	0	0	0	0

Flemming Munck (7)	2007	0	0	0	0	0	0	0	0
Director, and CFO	2006	150,000	0	0	22,458	0	0	0	22,458

Eric Giguère (8)	2007	0	0	0	0	0	0	0	0
COO	2006	150,000	0	0	51,917	0	0	0	51,917

Michel St-Pierre (9)	2007	100,000	0	0	124,834	0	0	0	124,834
CFO	2006	150,000	0		624,000	0	0	0	624,000

Alexander Clement	2007	0	0	0	156,042	0	0	0	156,042
Gilmour (10)	2006	0	0	0	129,997	0	0	0	129,997

Kim Friesen (11)	2005	0	0	0	0	0	0	0	0
Director, President and
CEO

(1)

Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Truong has been appointed president and CEO on February 1, 2008.

(3)	Mr. Lemieux was our president and CEO between August 19, 2005 and August 18, 2006. He was president and CEO of XL Generation AG.

(4)	Mr. Lemieux was paid $65,000 in the year ended December 31, 2005 by XL Generation AG.

(5)	Mr. Pellerin was our president, CEO and a director from June 17, 2005 until August 19, 2005. He remains a director of our company.

(6)	Mr. Courteau was our director, vice-president legal affairs and secretary until his resignation on September 14, 2006.

(7)	Flemming Munck was one of our directors and chief financial officer until his formal resignation on August 16, 2006.

(8)	Mr. Giguère was our chief operating officer until his resignation on June 1, 2006.

(9)	Mr. St-Pierre is one of our directors and has been our chief financial officer since July 28, 2006.

(10)	Mr. Gilmour served as our principal executive office from August 22, 2007 to February 14, 2008.

(11)	Ms. Friesen was the Company's President, CEO and a Director from the date of its inception, on March 18, 2004, until her resignation on June 17, 2005.

     During the fiscal year ended 2007, Mr. Alexander Gilmour served as our chairman and CEO. He received 125,000 stock options for his work. Mr. Arthur Rawl and Mr. Claue Pellerin each received 100,000 stock options as compensation for their services as directors, Mr.St-Pierre served as our chief financial officer. Mr. St-Pierre was paid a salary of $100,000 and did not have an employment contact. Mr. St-Pierre received 100,000 stock options.

Employment Contracts

     During the fiscal year ended December 31, 2007, we had no employment agreements with our employees or directors.

Other Executive Officers

     During 2007, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

Outstanding Equity Awards at Fiscal Year End for Named Executives
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity				Market	Plan Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have	Have Not	Have Not
Name	Options(1)	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

Alexander Gilmour	125,000	0	0	1.05	09-06-2013	0	0	0	0
	125,000	0	0	1.25	12-12-2012	0	0	0	0
Arthur Rawl	115,000	0	0	1.05	09-06-2013	0	0	0	0
	115,000	0	0	1.25	12-12-2012	0	0	0	0
Claude Pellerin	100,000	0	0	1.05	09-06-2013	0	0	0	0
	100,000	0	0	1.25	12-12-2012	0	0	0	0
Albert Beerli	100,000	0	0	1.05	09-06-2013	0	0	0	0
Michel St-Pierre	250,000	0	0	0.01	09-06-2013	0	0	0	0
	200,000	0	0	0.01	09-06-2013	0	0	0	0
	0	150,000	0	0.01	09-06-2013	150,000	156,000	0	0
	100,000	0	0	1.25	12-12-2012	0	0	0	0

(1)	340,000 options were awarded as Director's Compensation

(2)	Options shall expire 30 days from termination of association with the Company.

Retirement, Resignation or Termination Plans

     We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors= Compensation

     We compensate each director by granting them stock options. The exercise price is equal to the closing price of our common stock on the date of the grant with the options vesting over a one year period in equal quarterly amounts. No director received any other compensation for services as a director in 2007.

     Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the directors may differ materially and adversely from that estimated.

     The following table sets forth the compensation paid to all persons who served as members of our board of directors, including named executive officers who received compensation for services as an officer:

Name	Fees				Non-Qualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Alexander Gilmour	0	0	156,042	0	0	0	156,042
Arthur Rawl	0	0	124,834	0	0	0	124,834
Claude Pellerin	0	0	124,834	0	0	0	124,834

     The following table sets forth our current scheduled payments for members of the board of directors:

				Fees for Non-
				Executive Committee
				Chairs (Compensation
			Fees for Non-	Committee and
	All Non-		Executive	Nominating and
	Executive		Committee Chairs	Corporate Governance
Cash Compensation	Directors	Chairman	(Audit Committee)	Committee)
Cash Retainer	10,000.00	12,000.00	6,000.00	6,000.00
Board Meeting Fees
In Person	1,000.00	None	None	None
Phone	400.00	None	None	None
Committee Meeting
Fees
In Person	500.00	None	None	None
Phone	200.00	None	None	None

Stock Options
Initial Grant Shares	60,000	30,000	10,000	10,000
Annual Grant
Shares	10,000	10,000	5,000	5,000

Options Granted in Last Fiscal Year (Individual Grants)

     The following table provides the information regarding options granted in 2007 to the named executive officers and directors. We have never granted any stock appreciation rights.

	Number of
	Securities	Percent of Total
	Underlying	Options
	Options	Granted in Fiscal	Exercise of Base
Name	Granted (#)	Year	Price ($/Sh)	Expiration Date
Alexander C.Gilmour	125,000	29.41%	1.25	12/12/12
Chairman of the
Board of Directors
Arthur Rawl	100,000	23.53%	1.25	12/12/12
Director
Claude Pellerin	100,000	23.53%	1.25	12/12/12
Director
Michel St-Pierre	100,000	23.53%	1.25	12/12/12
CFO

Indemnification

     Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney=s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted for directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is therefore unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 39,068,268 shares of our common stock outstanding as of March 30, 2008.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial		Options/
Owner (1)	Shares	Warrants	Total	Percent
Tri Vu Truong (2)
Alexander C. Gilmour (3)	0	250,000	250,000	0%
Claude Pellerin (4)	0	200,000	200,000	0%
Albert Beerli (5)	1,500,000	100,000	1,600,000	4.10%
Arthur Rawl (6)	0	215,000	215,000	0%
Michel St-Pierre (7)	0	700,000	700,000	1.80%
All executive officers and directors as a	1,500,000	1,465,000	2,965,000	7.59%
group (6 persons)
DT Crystal (8)	14,000,000	0	14,000,000	35.80%
United Best Technology Limited (2)	2,500,000	0	2,500,000	6,40%
Capex Investments Limited (9)	2,222,222	0	2,222,222	6.42%
Cede & Co (10)	10,517,000	0	10,517,000	26.91%

(1)	The mailing address for each of the listed individuals is c/o XL Generation International Inc., 740 St-Maurice, local 102,Montreal, Quebec, Canada, H3C 1L5.

(2)	Owner of 5% or more of our common stock. Mr. Truong, Chief Executive Officer, is the President and Chief Executive Officer of United Best Technology Limited.

(3)	Chairman of the Board of Directors.

(4)	Director.

(5)	Director.

(6)	Director

(7)	Chief Financial Officer.

(8)

Owner of 5% or more of our common stock. Mr. Alan Cole, sole director and sole shareholder of Redcorn Consultants Limited, and Mme. Michelle Bain, Sole Officer of Redcorn Consultants Limited, the sole officer and director of DT Crystal Limited, has voting and investment control over the securities held by DT Crystal Limited, and are therefore deemed to be the beneficial owner of such securities.

(9)

Owner of 5% or more of our common stock. Mr. Robert Clarke, President and Sole Director of Capex Investments Limited, has voting and investment control over the securities held by Capex Investments Limited, and is therefore deemed to be the beneficial owner of such securities.

(10)	Owner of 5% or more of our common stock.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Incentive Plan

     On March 31, 2006, our Board of Directors adopted the 2006 Equity Incentive Plan, which authorizes us to issue options for the purchase of up to 2,000,000 shares of our common stock, pursuant to the terms and conditions set forth therein. The Equity Incentive Plan authorizes the issuance of incentive stock options (ISO) and non-qualified stock options (NQOs) to our employees, directors or consultants.

     During the year ended December 31, 2006, we issued 1,455,000 stock options to our officers and directors with an average exercise price of $1.05 per share. Of the stock options issued, 320,000 were vested on September 6, 2006, 150,000 were vested on September 7, 2006, 25,000 were vested on September 15, 2006, 150,000 were vested on December 25, 2006, 660,000 will vest on September 6, 2007 and the balance will vest on September 6, 2008. These options expire on September 6, 2008 (240,000), September 15, 2008 (25,000), December 25, 2006 (150,000), September 6, 2013 (440,000) and September 6, 2016 (600,000). The options had a fair value of $1,526,989 at the date of grant.

     During the month of December 2007, we issued 425,000 stock options to our officers and directors with an average exercise price of $1.25 per share. All of the stock options issued vested on December 12, 2007. The options had a fair value of $530,543 at the date of grant.

    As of March 28, 2008, we had approximately six directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 1,540,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances from Albert Beerli

     Since the date of its formation and until the resignation of its directors, Albert Beerli and Pascal Beerli in May 2007, XL Generation AG has received advances from Mr. Albert Beerli to cover general overhead and running costs of XL Generation AG's offices in Zug, Switzerland. Mr. Beerli provided XL Generation AG office space at his personal offices, for which he was charging 2,000 Swiss Francs per month (approximately US $1,538). Mr. Beerli undertook to advance payments on our behalf during the year to cover general overhead items related to the running cost of the Zug office until his resignation as XL Generation AG’s directors. The balance as of March 31, 2008 was $0.

Transactions with Capex Investments Limited

     In 2007, we received loans from CAPEX Investment Limited in the amount of $950,858. These loans carry an interest of 10% and are payable on demand. As of March 30, 2008, total loans from CAPEX Investment Limited amounted to $3,269,332.

Law Firm of Hovington Pellerin

     In the fiscal year ended December 31, 2007, the law firm of Hovington Pellerin (Montreal) received CAD $50,767 (approximately US$51,346) from our company for legal services rendered. In the fiscal year ended December 31, 2007, the law firm of Pellerin Attorneys (Montreal) received CAD$18,000 (approximately US $18,237) from our company for legal services rendered by Pellerin Lawyers S.N. Mr. Claude Pellerin, one of our directors, was partner of the law firm of Hovington Pellerin up until its wind up on July 20, 2007, he is the owner of his own law firm since then.

ITEM 13.	EXHIBITS

Exhibit Index

		Incorporated by reference
					Filed
Exhibit No.	Description of Exhibits	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of	10-QSB	12/30/05	3.3
	Incorporation.

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/06/05	99.1

10.2	Share Exchange Agreement with XL	8-K	8/19/05	99.1
	Generation AG.

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1
	Limited.

10.4	Form of Indemnification Agreement with	8-K/A	11/1/05	10.4
	XL Generation International Inc.

10.5	Common Stock Purchase Agreement with	8-K	11/15/05	10.5
	Capex Investments Limited.

10.6	Common Stock Purchase Agreement with	8-K	11/15/05	10.6
	Aton Select Fund Limited.

10.7	Common Stock Purchase Agreement with	8-K	11/15/05	10.7
	Asset Protection Fund Limited.

10.8	Series A Warrant to Purchase Shares of	8-K	11/15/05	10.8
	Common Stock to Capex Investments
	Limited.

10.9	Series A Warrant to Purchase Shares of	8-K	11/15/05	10.9
	Common Stock to Aton Select Fund
	Limited.

10.10	Series A Warrant to Purchase Shares of	8-K	11/15/05	10.10
	Common Stock to Asset Protection Fund
	Limited.

10.11	Registration Rights Agreement with Capex	8-K	11/15/05	10.11
	Investments Limited.

10.12	Registration Rights Agreement with Aton	8-K	11/15/05	10.12
	Select Fund Limited.

10.13	Registration Rights Agreement with Asset	8-K	11/15/05	10.13
	Protection Fund Limited.

10.14	Amendment to the Common Stock	8-K	12/08/05	10.14
	Purchase Agreement with Aton Select Fund
	Limited.

10.15	Amendment to the Common Stock	8-K	12/08/05	10.15
	Purchase Agreement with Asset Protection
	Fund Limited.

10.16	Lease Agreement with 866 U.N. Plaza	10-QSB	12/30/05	10.16
	Associates LLC.

10.17	Exclusive Manufacturing License	10-QSB	12/30/05	10.17
	Agreement and Non Exclusive Distribution
	Agreement with APW Inc.

10.18	Common Stock Purchase Agreement with	SB-2	1/13/06	10.18
	Professional Trading Services SA.

10.19	Series B Warrant to Purchase Shares of	SB-2	1/13/06	10.19
	Common Stock to Professional Trading
	Services SA.

10.20	Registration Rights Agreement with	SB-2	1/13/06	10.20
	Professional Trading Services SA.

10.21	Amended and Restated Common Stock	SB-2	1/13/06	10.21
	Purchase Agreement with Bank Sal.
	Oppenheim jr. & Cie. (Switzerland)
	Limited.

10.22	Series B Warrant to Purchase Shares of	SB-2	1/13/06	10.22
	Common Stock to Bank Sal. Oppenheim jr.
	& Cie. (Switzerland) Limited.

10.23	Agreement of Withdrawal from Stadium	SB-2	1/13/06	10.23
	SA.

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with	SB-2	1/13/06	10.25
	WKF/5 Ltd and Alain Lemieux.

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain	10-KSB	4/13/06	10.27
	Lemieux.

10.28	Employment Agreement with Daniel	10-KSB	4/13/06	10.28
	Courteau.

10.29	Employment Agreement with Flemming	10-KSB	4/13/06	10.29
	Munck.

10.30	Employment Agreement with Eric Giguère.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe	10-KSB	4/13/06	10.31
	421 Productions.

10.32	Summary of terms and conditions of Oral	10-KSB	4/13/06	10.32
	Consulting Agreement with Greendale
	Consulting Limited.

10.33	Exclusive Manufacturing License	10-KSB	4/13/06	10.33
	Agreement with Polyprod Inc.

10.34	Management Fee Arrangement with	10-KSB	4/13/06	10.34
	Polyprod Inc.

10.35	Supply Contract with Febra-Kunststoffe	10-KSB	4/13/06	10.35
	GmbH and BASF Aktiengesellschaft.

10.36	Loan Agreement with Fiducie Alain	10-KSB	4/13/06	10.36
	Lemieux.

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding	10-KSB	4/13/06	10.38
	Repayment of loans to Symbior
	Technologies Inc.
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan	10-KSB	4/13/06	10.41
	Agreement with Albert Beerli.

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation	10-KSB	4/13/06	10.43
	Canada Inc.

10.44	Stock Purchase Agreement with XL	10-KSB	4/13/06	10.44
	Generation AG and Stadium SA.

10.45	Common Stock Purchase Agreement with	10-QSB	9/13/06	10.45
	Poma Management SA.

10.46	Common Stock Purchase Agreement with	10-QSB	9/13/06	10.46
	Aton Select Fund Limited.

14.1	Code of Ethics				X

21.1	Subsidiaries of XL Generation International	10-KSB	4/17/07	21.1
	Inc.

31.1	Certification of Chief Executive Officer				X
	pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

31.2	Certification of Principal Financial Officer				X
	pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer				X
	pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer				X
	pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter				X

99.2	Executive Committee Charter				X

99.3	Nominating and Corporate Governance				X
	Committee Charter

99.4	Stock Option Plan				X

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of our interim financial statements included in our Form 10-QSBs and Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$10,675
2006	$33,000
2005	$25,000

(2) Audit-Related Fees

     The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0
2006	$13,000
2005	$15,000

(3) Tax Fees

     The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0
2006	$0
2005	$0

(4) All Other Fees

     The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0
2006	$0
2005	$0

      (5) Our audit committee=s pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant=s full time, permanent employees, to the best of our knowledge, was 0%.

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

ECOLOCAP SOLUTIONS INC.

March 31, 2008

By:  TRI VU TRUONG
       Name:   Tri Vu Truong
       Title:      Principal Executive Officer

By:   MICHEL ST-PIERRE
        Name: Michel St-Pierre
        Title:    Principal Financial Officer and
                   Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALEXANDER C. GILMOUR, CVO
Name:   Alexander C. Gilmour, CVO
Title:      Chairman of the Board
Dated:   March 31, 2008

TRI VU TRUONG
Name:   Tri Vu Truong
Title:      Director
Dated:   March 31, 2008

CLAUDE PELLERIN
Name:   Claude Pellerin
Title:      Director
Dated:   March 31, 2008

ALBERT BEERLI
Name:   Albert Beerli
Title:      Director
Dated:   March 31, 2008

ARTHUR RAWL
Name:   Arthur Rawl
Title:      Director
Dated:   March 31, 2008

Exhibit Index

		Incorporated by reference
					Filed
Exhibit No.	Description of Exhibits	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of	10-QSB	12/30/05	3.3
	Incorporation.

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/06/05	99.1

10.2	Share Exchange Agreement with XL	8-K	8/19/05	99.1
	Generation AG.

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1
	Limited.

10.4	Form of Indemnification Agreement with	8-K/A	11/1/05	10.4
	XL Generation International Inc.

10.5	Common Stock Purchase Agreement with	8-K	11/15/05	10.5
	Capex Investments Limited.

10.6	Common Stock Purchase Agreement with	8-K	11/15/05	10.6
	Aton Select Fund Limited.

10.7	Common Stock Purchase Agreement with	8-K	11/15/05	10.7
	Asset Protection Fund Limited.

10.8	Series A Warrant to Purchase Shares of	8-K	11/15/05	10.8
	Common Stock to Capex Investments
	Limited.

10.9	Series A Warrant to Purchase Shares of	8-K	11/15/05	10.9
	Common Stock to Aton Select Fund
	Limited.

10.10	Series A Warrant to Purchase Shares of	8-K	11/15/05	10.10
	Common Stock to Asset Protection Fund
	Limited.

10.11	Registration Rights Agreement with Capex	8-K	11/15/05	10.11
	Investments Limited.

10.12	Registration Rights Agreement with Aton	8-K	11/15/05	10.12
	Select Fund Limited.

10.13	Registration Rights Agreement with Asset	8-K	11/15/05	10.13
	Protection Fund Limited.

10.14	Amendment to the Common Stock	8-K	12/08/05	10.14
	Purchase Agreement with Aton Select Fund
	Limited.

10.15	Amendment to the Common Stock	8-K	12/08/05	10.15
	Purchase Agreement with Asset Protection
	Fund Limited.

10.16	Lease Agreement with 866 U.N. Plaza	10-QSB	12/30/05	10.16
	Associates LLC.

10.17	Exclusive Manufacturing License	10-QSB	12/30/05	10.17
	Agreement and Non Exclusive Distribution
	Agreement with APW Inc.

10.18	Common Stock Purchase Agreement with	SB-2	1/13/06	10.18
	Professional Trading Services SA.

10.19	Series B Warrant to Purchase Shares of	SB-2	1/13/06	10.19
	Common Stock to Professional Trading
	Services SA.

10.20	Registration Rights Agreement with	SB-2	1/13/06	10.20
	Professional Trading Services SA.

10.21	Amended and Restated Common Stock	SB-2	1/13/06	10.21
	Purchase Agreement with Bank Sal.
	Oppenheim jr. & Cie. (Switzerland)
	Limited.

10.22	Series B Warrant to Purchase Shares of	SB-2	1/13/06	10.22
	Common Stock to Bank Sal. Oppenheim jr.
	& Cie. (Switzerland) Limited.

10.23	Agreement of Withdrawal from Stadium	SB-2	1/13/06	10.23
	SA.

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with	SB-2	1/13/06	10.25
	WKF/5 Ltd and Alain Lemieux.

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain	10-KSB	4/13/06	10.27
	Lemieux.

10.28	Employment Agreement with Daniel	10-KSB	4/13/06	10.28
	Courteau.

10.29	Employment Agreement with Flemming	10-KSB	4/13/06	10.29
	Munck.

10.30	Employment Agreement with Eric Giguère.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe	10-KSB	4/13/06	10.31
	421 Productions.

10.32	Summary of terms and conditions of Oral	10-KSB	4/13/06	10.32
	Consulting Agreement with Greendale
	Consulting Limited.

10.33	Exclusive Manufacturing License	10-KSB	4/13/06	10.33
	Agreement with Polyprod Inc.

10.34	Management Fee Arrangement with	10-KSB	4/13/06	10.34
	Polyprod Inc.

10.35	Supply Contract with Febra-Kunststoffe	10-KSB	4/13/06	10.35
	GmbH and BASF Aktiengesellschaft.

10.36	Loan Agreement with Fiducie Alain	10-KSB	4/13/06	10.36
	Lemieux.

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding	10-KSB	4/13/06	10.38
	Repayment of loans to Symbior
	Technologies Inc.
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan	10-KSB	4/13/06	10.41
	Agreement with Albert Beerli.

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation	10-KSB	4/13/06	10.43
	Canada Inc.

10.44	Stock Purchase Agreement with XL	10-KSB	4/13/06	10.44
	Generation AG and Stadium SA.

10.45	Common Stock Purchase Agreement with	10-QSB	9/13/06	10.45
	Poma Management SA.

10.46	Common Stock Purchase Agreement with	10-QSB	9/13/06	10.46
	Aton Select Fund Limited.

14.1	Code of Ethics				X

21.1	Subsidiaries of XL Generation International	10-KSB	4/17/07	21.1
	Inc.

31.1	Certification of Chief Executive Officer				X
	pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

31.2	Certification of Principal Financial Officer				X
	pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer				X
	pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer				X
	pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter				X

99.2	Executive Committee Charter				X

99.3	Nominating and Corporate Governance				X
	Committee Charter

99.4	Stock Option Plan				X