Form 10-Q
period 2008-03-31
ECOLOCAP SOLUTIONS INC.
filed 2008-05-15
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number 000-31165

ECOLOCAP SOLUTIONS INC.
(Fomerly Known As XL GENERATION INTERNATIONAL INC.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

740 St-Maurice Street
Suite 102
Montreal H3C 1L5
(Address of principal executive offices, including zip code.)

514-876-3907
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

The Issuer had 39,068,268 shares of Common Stock, par value$.001, outstanding as of April 30, 2008.

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$ 231,637	$ 166,470
Prepaid expenses and sundry current assets	6,001	-
	--------------	---------------

TOTAL CURRENT ASSETS	237,638	166,470

COMPENSATION EXPENSE
LESS RESERVE - Note 9	-	-

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	10,375	-
	--------------	--------------

TOTAL ASSETS	$ 248,013	$ 166,470
	========	=========

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable-stockholder(note 7)	3,269,332	3,019,332
Accrued expenses and sundry current
liabilities(note 6)	165,646	97,070
	---------------	---------------

TOTAL CURRENT LIABILITIES	$ 3,434,978	$ 3,116,402

STOCKHOLDERS' DEFICIENCY
Common stock	$ 101,992	$ 98,492
Additional paid in capital	19,201,162	15,704,662
Accumulated Deficit	(22,490,119)	(18,753,086)
	----------------	---------------
TOTAL STOCKHOLDERS' DEFICIENCY	$(3,186,965)	$(2,949,932)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$ 248,013	$ 166,470
	=========	=========

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
(unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2008	2007

SALES	$ -	$ 7,019
	----------------	--------------
COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative	153,475	241,439
Provision for note receivable	-	(29,737)
Compensation expense - Note 9	-	421,177
Reserve for compensation expense - Note 9	3,500,000	-
Interest - stockholder	81,830	66,772
Foreign exchange loss (gain)	1,728	(2,121)
	----------------	--------------
TOTAL COSTS AND EXPENSES	3,737,033	697,530

NET LOSS	$ (3,737,033)	$ (690,511)

Net Loss Per Share	$ (0.10)	$ (0.02)

Average weighted Number of Shares	37,434,935	34,578,268

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(unaudited)

	March 31	March 31
	2008	2007

Net loss	$ (3,737,033)	$ (690,511)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	-	3,044

Write off of related party
note receivable	-	(29,737)
Stock based compensation	-	421,177
Reserve for compensation expense	3,500,000	-
Accrued interests - stockholder	81,733	-

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	(6,001)	41,345

Accrued expenses and sundry current liabilities	(13,157)	116,577
	-------------------	-----------------
Net cash used by operating activities	$ (174,458)	$ (138,105)

Investing activities
Acquisitions of property and equipment	(10,375)	0

Net cash used in investing activities	$ (10,375)	$ 0

Financing activities

Advances to related party	-	29,737
Proceeds of loans payable stockholders	250,000	30,825
	-------------------	-----------------
Net cash provide by financing activities	$ 250,000	$ 60,562

Increase (decrease) in cash	65,167	(77,543)

Cash-beginning of period	166,470	128,607
	------------------	-----------------
Cash-end of period	$ 231,637	$ 51,064
	==========	==========

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Ecolocap Solutions, Inc., Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of March 31, 2008 and the three months ended March 31, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.

NOTE 2 - NATURE OF BUSINESS

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

Two project-based mechanisms were designed to lower the overall cost of participating countries in meeting their domestic emission reduction targets and to help developing countries and countries in transition in their sustainable development by encouraging technology transfer.

Clean Development Mechanisms (CDM)

A project-based financing mechanism, where eligible developed countries may purchase carbon credits - Certified Emission Reductions (CERs) - generated by projects hosted in developing countries. Purchasing these credits may be done either to fulfill compliance requirements, or for investment purposes, as is the case for US companies.

Joint Implementation (JI)

It encourages the realization of emissions abatement and the issuance of carbon credits - Emission Reduction Units (ERUs) - by the implementation of projects by a developed country (or entity) in another developed country. Outside Kyoto, organizations around the world have started to use carbon credits as a voluntary way to reduce their carbon emissions. This has created a voluntary carbon credit market (for example, the Chicago Climate Exchange) which has seen rapid growth in the past 3 years, driven primarily by increasing public awareness of climate change. The Kyoto Protocol established various exchange mechanisms in order to achieve its targeted reduction in carbon emission. One of these mechanisms is the Clean Development Mechanism or CDM, which is an investment or activity in a developing country that reduces emissions of Greenhouse gases. The carbon credits resulting from CDM projects, referred to as Certified Emission Reductions (CERs) may then be sold to governments or companies in the industrialized world, allowing them to meet their Kyoto compliance targets.

In addition to the target set by Kyoto, countries and companies not bound by the Kyoto Protocol are voluntarily creating national schemes and offsetting their emissions associated to their normal activities as part of their corporate responsibility.

Recognizing both the limitations of its artificial playing surface market in late 2006 and the opportunities created by the Kyoto Protocol Exchange Mechanisms, management has begun the process of redeploying its assets, identifying business strategies that offers above average profit potential and identifying the resources necessary to successfully execute its new strategic direction. At the end of 2007 the Company has developed an executable business plan.

Recognizing the opportunity this new market represents, EcoloCap Solutions Inc. (hereinafter ‘EcoloCap’ or the ‘Company’) has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs. EcoloCap brings together the know-how, capital, technology.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2008 and 2007 the Company has incurred losses of $3,737,033 and $690,511 respectively. The Company has negative working capital of $3,197,340 compared to $2,949,932 at December 31, 2007 and a stockholders deficiency of $3,186,965 compared to $2,949,932 at December 31, 2007. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

March 31
2008
Furniture & fixtures--5 yrs	10,375
Balance March 31, 2008	$ 10,375

NOTE 6 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at March 31:

2008
Accrued interest - stockholder	$ 81,733
Accrued operating expenses	83,913
$ 165,646

NOTE 7 - PAYABLE – STOCKHOLDER

On December 31, 2007, the Company had outstanding loans from CAPEX Investment Limited, a shareholder, in the amount of $3,019,332. These loans were received over a three year period. In 2008, the Company received additional loans from CAPEX Investment Limited in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. The loan is convertible, over a three year period, into common shares at a ratio of one share per dollar of debt. The amount owed to stockholder at March 31, 2008 are $3,269,332.

NOTE 8 - CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 39,068,268 were issued and outstanding at of March 31, 2008.

As of February 12, 2008, the Company entered into an agreement with United Best Technology Limited ("United"). The agreement is a five (5) year renewable Service Agreement (the "Agreement") pursuant to which United shall provide advise to undertake for and consult with the Company concerning certain operational areas and shall review and advise the Company regarding Carbon Credits ("CER") and Clean Development Mechanism projects as well as our overall progress, needs and condition in those areas, find negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by the Company or one of its affiliates. To devote all United's intellectual property, knowledge, technology and United's contacts related to the CER and Clean Development Mechanism projects exclusively for the development of the Company business in an exclusive and territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

NOTE 9 - STOCK-BASED COMPENSATION EXPENSE

As of February 12, 2008, the Company entered into an agreement with United Best Technology Limited ("United"). The agreement is a five (5) year renewable Service Agreement (the "Agreement") pursuant to which United shall provide advise to undertake for and consult with the Company concerning certain operational areas and shall review and advise the Company regarding Carbon Credits ("CER") and Clean Development Mechanism projects as well as our overall progress, needs and condition in those areas, find negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by the Company or one of its affiliates. To devote all United's intellectual property, knowledge, technology and United's contacts related to the CER and Clean Development Mechanism projects exclusively for the development of the Company business in an exclusive and territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

The Company ability to value the United Best contract has been aversively affected by the following risks: the early stage development of the industry as a whole, the general political risk in China as well as non western business norms in effect were this contract domicile.

Accordingly, the Company has provided a valuation reserve against the prepayments made under United Best contract.

During the year ended December 31, 2007, the Company issued 425,000 stock options to officers and directors of the Company with an average exercise price of $1.25 per share. Of the stock options issued, 425, 000 were vested on December 12, 2007. These options expire on December 12, 2012. The options had a fair value of $ of $530,543 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4,7%; the current stock price at date of issuance of $1.25 per share; the exercise price of the options of $1.25 per share; the term of 5 years; volatility of 285% . For the year ended December 31, 2007, the Company recorded compensation expense of $530,543. As of March 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the three month period ended March 31, 2008.

A summary of option activity for the three month period ended March 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding at December 31, 2007	1,390,000	$ 1,10	5.47
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at March 31, 2008	1,390,000	$ 1.10	5.47

Exercisable at March 31, 2008	1,390.000	$ 1.10	5.47

The weighted-average grant-date fair value of options granted during the period ended December 31, 2007 was $1.25 per share.

NOTE 10 - INCOME TAXES

As of March 31, 2008 the company had net operating loss carryforwards of approximately $22,490,000.

Components of deferred tax assets and liabilities at March 31, 2008 are as follows:

2008
Deferred tax asset	$ 7,646,000
Valuation allowance	(7,646,000)
Net deferred tax asset	$ 0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year.

Note 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

Note 13 – LITIGATION

As of the filling of the present report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission. Several claimants have approach the Company to settle claims, or assessments against its former subsidiary XL Generation AG.

Item 2.      Management’s Discussion and Analysis

Operations

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended March 31, 2008 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three Month Period ended March 31, 2008

Overview

     We posted net losses of $3,737,033 for the three month period ended March 31, 2008 as compared to net losses of $690,511 for the comparable period of 2007. The loss resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all their intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

Sales

     For the three month period ended March 31, 2008we had no gross revenues. This compared to gross revenues of $7,019 for the same period of 2007.

Total Cost and Expenses

     For the three month period ended March 31, 2008, we incurred total costs and expenses of $3,737,033. This compared to $697,530 for the same period of 2007. The increase in total cost and expenses resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all their intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

Selling, General and Administration

     For the three month period ended March 31, 2008, we incurred selling, general and administration expenses of $153,475. This compared to $241,439 for the same period last year. The decrease was due to the layoff of all of the Company’s staff. We have undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Interest

     We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2008, we incurred a charge of $81,830. This compared to $66,772 for the same period of the previous year. This increase mirrors the increase liabilities which we have assumed to finance its operations.

Liquidity and Capital Resources

     At March 31, 2008, we had $231,637 in cash, as opposed to $166,470 in cash at December 31, 2007. Total cash requirements for operations for the three month period ended March 31, 2008 was $174,458. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2008 will be between $2.5 million to $3.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2008 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

     At March 31, 2008, we had total assets of $237,639 compared to total assets of $166,470 at December 31, 2007. The increase is mainly due to money received from a stockholder.

     At March 31, 2008, we had total current liabilities of $3,434,978 compared to total current liabilities of $3,116,402 at December 31, 2007. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder.

     EcoloCap Solutions Inc. is a party to a lease for its Montreal (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014.

     On December 31, 2007, we received loans from Capex Investments Limited, a shareholder, in the amount of $3,019,332. In 2008, we received additional loans from Capex Investments Limited in the amount of $250,000. This loan carried an interest of 10% and is payable on demand as agreed in a memorandum of agreement executed by and between us and Capex Investments Limited on March 21, 2008 and effective as December 1, 2007.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

     We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.     Controls and Procedures

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.   Risk Factors

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information included under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

None.

(b) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOCAP SOLUTIONS INC.

May 12, 2008	By: TRI VU TRUONG
	Name:	Tri Vu Truong
	Title:	Principal Executive Officer

By: MICHEL ST-PIERRE
	Name:	Michel St-Pierre
	Title:	Acting Principal Financial Officer and
Acting Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.