Form 10-Q
period 2008-06-30
ECOLOCAP SOLUTIONS INC.
filed 2008-08-14
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from to

Commission File Number: 000-31165

ECOLOCAP SOLUTIONS INC.
(Formerly Known As XL GENERATION INTERNATIONAL INC.)
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of
Incorporation or Organization)

740, St-Maurice Street
Suite 102
Montreal H3C 1L5
(Address of principal executive offices)

514-876-3907
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Issuer had 42,538,739 shares of Common Stock, par value $.001, outstanding as of August 14, 2008.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$267,503	$166,470
Prepaid expenses and sundry current assets	11,436	-

TOTAL CURRENT ASSETS	278,939	166,470

COMPENSATION EXPENSE
LESS RESERVE (note 9)	-	-

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	20,540	-

TOTAL ASSETS	$299,479	$166,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable-stockholder (note 7)	525,000	3,019,332
Accrued expenses and sundry current
Liabilities (note 6)	123,796	97,070

TOTAL CURRENT LIABILITIES	$648,796	$3,116,402

STOCKHOLDERS' DEFICIENCY
Common stock	$105,129	$98,492
Additional paid in capital	22,335,325	15,704,662
Accumulated Deficit	(22,789,771)	(18,753,086)

TOTAL STOCKHOLDERS' DEFICIENCY	$(349,317)	$(2,949,932)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$299,479	$166,470

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF OPERATIONS
Six months ended June 30,2008 and 2007 and
Three months ended March 31,2008 and 2007
(unaudited)

	Six Months	Six Months	Three Months	Three Months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

SALES	$-	$-	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-	-	-
Selling, general and administrative	402,657	379,199	249,183	379,199
Gain on settlement of debts - foreign		(8,013,125)	-	(8,013,125)
subsidiary
Compensation expense (note 9)		842,354	-	421,177
Reserve for compensation expense (note 9)	3,500,000	-	-	-
Interest-stockholder	132,369	54,738	50,539	54,738
Foreign exchange loss (gain)	1,659		(69)	-

TOTAL COSTS AND EXPENSES	4,036,685	(6,736,834)	299,653	(7,158,011)

NET(LOSS) GAIN	$(4,036,685)	$6,736,834	$(299,653)	$7,158,011

Net Loss Per Share	$(0.11)	$0.20	$(0.01)	$0.21

Average weighted Number of Shares	38,617,929	34,639,379	39,800,923	34,700,490

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS Six months ended June 30, 2008 and 2007
(unaudited)
	June 30	June 30
	2008	2007

Net loss	$(4,036,685)	$6,736,834

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	1,490	-

Write off of related party note receivable	-	-
Stock based compensation	-	842,354
Reserve for compensation expense	3,500,000	-
Issuance of common stock in exchange of debt	3,137	-
Premium on issuance of common stock	3,134,163	-
Loans payable stockholders	(3,019,332)	-
Accrued interests-stockholder	14,263	-

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	(11,436)	41,345
Accrued expenses and sundry current liabilities	12,463	(2,884,100)

Net cash used by operating activities	$(401,937)	$4,736,433

Investing activities
Acquisitions of property and equipment	(22,030)	29,352
Net cash used in investing activities	$(22,030)	$29,352

Financing activities

Stock payable		(1,000,000)
Issuance of common stock		650
Premium on issuance of common stock	-	999,350
Proceeds of loans payable stockholders	525,000	166,194
Proceeds(Repayments) of loans suppliers	-	(5,060,586)

Net cash provided by financing activities	$525,000	$(4,894,392)

Increase (decrease) in cash	101,033	(128,607)

Cash-beginning of period	166,470	128,607

Cash-end of period	$267,503	$-

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Ecolocap Solutions, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of June 30, 2008 and the six months ended June 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.

NOTE 2-NATURE OF BUSINESS

EcoloCap Solutions Inc. (Formally XL Generation International Inc.) was the holding company of a Swiss entity, XL Generation AG, which was the manufacturer of an artificial sport surface called “XL Turf.” XL Turf is designed to reduce accidents while reproducing the natural feeling of playing on grass. Until September 2006, the Company aspired to become a leading global force in the artificial turf and flooring markets by building on the strength of the XL Generation brand and developing strategic partnerships with key regional turf and flooring providers. However, because of worsening financial conditions, irregularities regarding registration of certain intellectual property rights and deterioration of the brand name of the Company, and the windup of its wholly own subsidiary, XL Generation AG, the Board of Directors have decided that it is in the Company’s and the stockholders’ best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business.

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

Two project-based mechanisms were designed to lower the overall cost of participating countries in meeting their domestic emission reduction targets and to help developing countries and countries in transition in their sustainable development by encouraging technology transfer:

* Clean Development Mechanisms (CDM)

A project-based financing mechanism, where eligible developed countries may purchase carbon credits -Certified Emission Reductions (CERs) - generated by projects hosted in developing countries. Purchasing these credits may be done either to fulfill compliance requirements, or for investment purposes, as is the case for US companies.

* Joint Implementation (JI)

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

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2008 and 2007 the Company has incurred loss of $4,036,685 and gain of $6,736,834 respectively. The Company has negative working capital of $349,317 compared to $2,949,932 at December 31, 2007 and a stockholders deficiency of $349,317 compared to $2,949,932 at December 31, 2007. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

June 30,
2008
Furniture & fixtures - 5 yrs	10,375
Computer equipment - 3 years	11,655
$22,030

Less : accumulated depreciation	1,490

Balance June 30, 2008	$20,540

NOTE 6--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at June 30:

2008
Accrued interest-stockholder	$14,263
Accrued operating expenses	109,533
$123,796

NOTE 7--PAYABLE – STOCKHOLDER

On December 31, 2007, the Company had received loans from CAPEX Investment Limited, a shareholder, in the amount of $3,019,332. These loans were received over a three year period. These loans carried an interest of 10% and were payable on demand. The loan was convertible, over a three year period, into common shares at a ratio of one share per dollar of debt. The amount owed to stockholder at June 30 is $0. On May 22, 2008, CAPEX Investment Limited and Toniland S.A, and Larinton Investments S.A.signed an agreement were CAPEX Investment Limited transferred its loans plus the accrued interests ($117,968) to Toniland S.A, $1,500,000 and Larinton Investments S.A., $1,637,300.

The loan relating to Toniland S.A. carry an interest of 10% and is payable on demand.The loan is convertible, over a three year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to the average market price of the common shares of the Company during the 60 previous days of the date of the execution of the conversion. On June 11, 2008, Toniland S.A has elected to convert loans of $1,500,000 into 1,659,295 common shares of the Company. The amount owed to Toniland S.A. at June 30 is $0.

The loan relating to Toniland S.A. carry an interest of 10% and is payable on demand. The loan is convertible, over a three year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to the average market price of the common shares of the Company during the 60 previous days of the date of the execution of the conversion. On June 11, 2008, Larinton Investments S.A has elected to convert loans of $1,637,300 into 1,811,176 common shares of the Company. The amount owed to Larinton Investments S.A at June 30 is $0.

In 2008, the Company received loans from DT Crystal Limited, a shareholder, in the amount of $525,000. These loans carry an interest of 10% and are payable on demand.

NOTE 8 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 42,538,739 were issued and outstanding at of June 30, 2008.

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

NOTE 9-STOCK-BASED COMPENSATION EXPENSE

As of February 12, 2008, the Company entered into an agreement with United Best Technology Limited (“United”). The agreement is a five (5) year renewable Service Agreement (the “Agreement”) pursuant to which United shall provide advice to undertake for and consult with the Company concerning certain operational areas and shall review and advise the Company regarding Carbon Credits (“CER”) and Clean Development Mechanism projects as well as our overall progress, needs and condition in those areas, find, negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by the Company or one of its affiliates. To devote all United’s intellectual property, knowledge, technology and United’s contacts related to the CER and Clean Development Mechanism projects exclusively for the development of the Company business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

The Company ability to value the United Best contract has been aversively affected by the following risks: the early stage development of the industry as a whole, the general political risk in China as well as non western business norms in effect were this contract is domicile. Accordingly, the Company has provided a valuation reserve against the prepayments made under United Best contract.

During the year ended December 31, 2007, the Company issued 425,000 stock options to officers and directors of the Company with an average exercise price of $1.25 per share. Of the stock options issued, 425, 000 were vested on December 12, 2007. These options expire on December 12, 2012. The options had a fair value of $ of $530,543 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4,7%; the current stock price at date of issuance of $1.25 per share; the exercise price of the options of $1.25 per share; the term of 5 years; volatility of 285% . For the year ended December 31, 2007, the Company recorded compensation expense of $530,543. As of June 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the six month period ended June 30, 2008.

A summary of option activity for the six month period ended June 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding at December 31, 2007	1,390,000	$1,10	5.47
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at June 30, 2008	1,390,000	$1.10	5.47

Exercisable at June 30, 2008	1,390.000	$1.10	5.47

The weighted-average grant-date fair value of options granted during the period ended December 31, 2007 was $1.25 per share.

NOTE 10 -INCOME TAXES

As of June 30, 2008 the company had net operating loss carryforwards of approximately $22,789,000.

Components of deferred tax assets and liabilities at June 30, 2008 are as follows:

Deferred tax asset	$7,748,522
Valuation allowance	(7,748,522)
Net deferred tax asset	$0

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations
For the Three and Six Month Period ended June 30, 2008

Overview

     We posted net losses of $299,653 and $4,036,685 respectively for the three and the six month periods ended June 30, 2008 as compared to net gains of $7,158,011 and $6,736,834 for the comparable period of 2007. The loss resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

Sales

     For the three and six month period ended June 30, 2008 we had no gross revenues. This compared to no gross revenues for the same periods of 2007.

Total Cost and Expenses

     For the three and six month periods ended June 30, 2008, we incurred total costs and expenses of $299,653 and $4,036,685. This compared to $7,158,011 and $6,736,834 for the same periods of 2007. The increase in total cost and expenses resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

Selling, General and Administration

     For the three and six month periods ended June 30, 2008, we incurred selling, general and administration expenses of $249,183 and $402,657. This compared to $379,199 and $379,199 for the same periods last year. The decrease was due to the layoff of all of the Company’s staff. We have undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Interest

     We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2008, we incurred a charge of $50,539 and $132,369. This compared to $54,738 and $54,738 for the same periods of the previous year. This increase mirrors the increase liabilities which we have assumed to finance our operations.

Liquidity and Capital Resources

     At June 30, 2008, we had $267,503 in cash, as opposed to $166,470 in cash at December 31, 2007. Total cash requirements for operations for the six month period ended June 30, 2008 was $401,937. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2008 will be between $2.5 million to $3.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2008 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

     At June 30, 2008, we had total assets of $299,479 compared to total assets of $166,470 at December 31, 2007. The increase is mainly due to money received from a stockholder.

     At June 30, 2008, we had total current liabilities of $648,796 compared to total current liabilities of $3,116,402 at December 31, 2007. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder.

     We are party to a lease for our Montreal office (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOCAP SOLUTIONS INC.
Formerly, XL GENERATION INTERNATIONAL INC.
August 14, 2008
	By:	TRI VU TRUONG
		Name:	Tri Vu Truong
		Title:	Principal Executive Officer

	By:	MICHEL ST-PIERRE
		Name:	Michel St-Pierre
		Title:	Acting Principal Financial Officer and
Acting Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.