Form 10-Q
period 2008-09-30
ECOLOCAP SOLUTIONS INC.
filed 2008-11-13
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from __________ to ___________

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

The Issuer had 42,788,739 shares of Common Stock, par value $.001, outstanding as of November 13, 2008.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$122,191	$166,470
Prepaid expenses and sundry current assets	6,001	-

TOTAL CURRENT ASSETS	128,192	166,470

COMPENSATION EXPENSE
LESS RESERVE-Note 9	-	-

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	21,259	-

TOTAL ASSETS	$149,451	$166,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable-stockholder (note 7)	575,000	3,019,332
Accrued expenses and sundry current
Liabilities (note 6)	142,098	97,070

TOTAL CURRENT LIABILITIES	$717,098	$3,116,402

STOCKHOLDERS' DEFICIENCY
Common stock	$105,379	$98,492
Additional paid in capital	22,410,075	15,704,662
Accumulated Deficit	(23,083,101)	(18,753,086)

TOTAL STOCKHOLDERS' DEFICIENCY	$(567,647)	$(2,949,932)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$149,451	$166,470

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF OPERATIONS
Nine months ended September 30, 2008 and 2007 and
Three months ended September 30, 2008 and 2007
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

SALES	$-	$-	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-	-	-
Selling, general and administrative	680,094	393,807	277,437	14,608
Gain on settlement of debts-foreign subsidiary		(8,013,125)	-	-
Compensation expense -Note 9		842,354	-	-
Reserve for compensation expense-Note 9	3,500,000	-	-	-
Interest-stockholder	145,712	115,201	13,343	60,463
Foreign exchange loss (gain)	4,209	(211,744)	2,550	(211,74)

TOTAL COSTS AND EXPENSES	4,330,015	(6,873,507)	293,330	(136,673)

NET(LOSS) GAIN	$(4,330,015)	$6,873,507	$(293,330)	$136,673

Net Loss Per Share	$(0.11)	$0.20	$(0.01)	$0.00

Average weighted Number of Shares	39,951,254	34,835,675	42,617,906	35,228,268

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(unaudited)

	September 30	September 30
	2008	2007

Net (loss) gain	$(4,330,015)	$6,873,507

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	3,096	-

Stock based compensation	-	842,354
Unrealized foreign exchange		(220,463)
Reserve for compensation expense	3,500,000	-
Issuance of common stock in exchange of debt	3,137	-
Issuance of common stock	250
Premium on issuance of common stock	3,208,913	-
Loans payable stockholders	(3,019,332)	-
Accrued interests-stockholder	27,000	-

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	(6,001)	41,345
Accrued expenses and sundry current liabilities	18,028	(2,934,156)

Net cash used by operating activities	$(594,924)	$4,602,587

Investing activities
(Acquisitions)Dispositions of property and equipment	(24,355)	29,352

Net cash used in investing activities	$(24,355)	$29,352

Financing activities

Stock payable		(1,000,000)
Issuance of common stock		650
Premium on issuance of common stock	-	999,350
Proceeds of loans payable stockholders	575,000	366,231
Proceeds(Repayments) of loans suppliers	-	(5,060,586)

Net cash provided by financing activities	$575,000	$(4,694,355)

(Decrease) in cash	(44,279)	(62,416)

Cash-beginning of period	166,470	128,607

Cash-end of period	$122,191	$66,191

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Ecolocap Solutions, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed consolidated financial statements as of September 30, 2008 and the nine months ended September 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.

NOTE 2 - NATURE OF BUSINESS

Recognizing the opportunities created by the Kyoto Protocol Exchange Mechanisms, EcoloCap Solutions Inc. (hereinafter ‘EcoloCap’ or the ‘Company’) has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs. EcoloCap brings together the know-how, capital, technology.

EcoloCap has the resources and expertise necessary for the creation of CERs traded in the new Carbon Market. The Company brings together the know-how, capital, technology, engineering, and on-the-ground operators for the successful development of Greenhouse Gases capture and utilization projects under the Clean Development Mechanism. The Carbon Credits (CERs) so created are then sold through established international markets.

EcoloCap has developed an integrated development approach that focuses on generating the Carbon Credits in developing countries to produce substantial new value in the form of tradable CERs while at the same time maximizing alternative energy generation co-products for additional revenues.

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

NOTE 4 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2008 and 2007 the Company has incurred loss of $4,330,015 and gain of $6,736,834 respectively. The Company has negative working capital of $567,647 compared to $2,949,932 at December 31, 2007 and a stockholders deficiency of $567,647 compared to $2,949,932 at December 31, 2007. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

September 30
2008
Furniture & fixtures--5 yrs	12,700
Computer equipment—3 years	11,655
Balance September 30, 2008	$24,355

Less : accumulated depreciation	3,096

Balance September 30, 2008	$21,259

NOTE 6 - ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at September 30:

2008
Accrued interest-stockholder	$27,000
Accrued operating expenses	115,098
$142,098

NOTE 7 - PAYABLE – STOCKHOLDER

On December 31, 2007, the Company had received loans from CAPEX Investment Limited, a shareholder, in the amount of $3,019,332. These loans were received over a three year period. These loans carried an interest of 10% and were payable on demand. The loan was convertible, over a three year period, into common shares at a ratio of one share per dollar of debt. The amount owed to stockholder at September 30 is $0. On May 22, 2008, CAPEX Investment Limited and Toniland S.A, and Larinton Investments S.A.signed an agreement were CAPEX Investment Limited transferred its loans plus the accrued interests ($117,968) to Toniland S.A, $1,500,000 and Larinton Investments S.A., $1,637,300.

The loan relating to Toniland S.A. carry an interest of 10% and is payable on demand.The loan is convertible, over a three year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to the average market price of the common shares of the Company during the 60 previous days of the date of the execution of the conversion. On June 11, 2008, Toniland S.A has elected to convert loans of $1,500,000 into 1,659,295 common shares of the Company. The amount owed to Toniland S.A. at September 30 is $0.

The loan relating to Toniland S.A. carry an interest of 10% and is payable on demand. The loan is convertible, over a three year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to the average market price of the common shares of the Company during the 60 previous days of the date of the execution of the conversion. On June 11, 2008, Larinton Investments S.A has elected to convert loans of $1,637,300 into 1,811,176 common shares of the Company. The amount owed to Larinton Investments S.A at September 30 is $0.

In 2008, the Company received loans from DT Crystal Limited, a shareholder, in the amount of $575,000. These loans carry an interest of 10% and are payable on demand.

NOTE 8 - CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 42,788,739 were issued and outstanding at of September 30, 2008.

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

On September 10, 2008, Webster Plus S.A. paid seventy-five thousand dollars ($75,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

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

During the year ended December 31, 2007, the Company issued 425,000 stock options to officers and directors of the Company with an average exercise price of $1.25 per share. Of the stock options issued, 425, 000 were vested on December 12, 2007. These options expire on December 12, 2012. The options had a fair value of $ of $530,543 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4,7%; the current stock price at date of issuance of $1.25 per share; the exercise price of the options of $1.25 per share; the term of 5 years; volatility of 285%. For the year ended December 31, 2007, the Company recorded compensation expense of $530,543. As of September 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the nine month period ended September 30, 2008.

A summary of option activity for the nine month period ended September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding at December 31, 2007	1,390,000	$1.10	5.47
Granted	150,000	-	-
Exercised, forfeited, or expired	(50,000)	-	-
Outstanding at September 30, 2008	1,490,000	$1.06	4.67

Exercisable at September 30, 2008	1,490.000	$1.06	4.67

The weighted-average grant-date fair value of options granted during the period ended December 31, 2007 was $1.25 per share.

NOTE 10 -INCOME TAXES

As of September 30, 2008 the company had net operating loss carryforwards of approximately $23,083,000.

Components of deferred tax assets and liabilities at September 30, 2008 are as follows:

2008
Deferred tax asset	$7,848,485
Valuation allowance	(7,848,485)
Net deferred tax asset	$0

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

NOTE 13 - LITIGATION

As of the filling of the present report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission. Several claimants have approach the Company to settle claims, or assessments against its former subsidiary XL Generation AG.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Operations

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and Nine Month Period ended September 30, 2008

Overview

     We posted net losses of $293,330 and $4,330,015 respectively for the three and the nine month periods ended September 30, 2008 as compared to net gains of $136,673 and $6,873,507 for the comparable period of 2007. The loss resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

Sales

     For the three and nine month period ended September 30, 2008 we had no gross revenues. This compared to no gross revenues for the same periods of 2007.

Total Cost and Expenses

     For the three and nine month periods ended September 30, 2008, we incurred total costs and expenses of $293,330 and $4,330,015. This compared to $136,673 and $6,873,507 for the same periods of 2007. The increase in total cost and expenses resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

Selling, General and Administration

     For the three and nine month periods ended September 30, 2008, we incurred selling, general and administration expenses of $277,437 and $680,094. This compared to $14,608 and $393,807 for the same periods last year. The decrease was due to the layoff of all of the Company’s staff. We have undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Interest

     We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2008, we incurred a charge of $13,343 and $145,712. This compared to $60,463 and $115,201 for the same periods of the previous year. This increase mirrors the increase liabilities which we have assumed to finance our operations.

Liquidity and Capital Resources

     At September 30, 2008, we had $126,757 in cash, as opposed to $166,470 in cash at December 31, 2007. Total cash requirements for operations for the nine month period ended September 30, 2008 was $594,924. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2008 will be between $1.0 million to $1.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2008 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

      At September 30, 2008, we had total assets of $149,451 compared to total assets of $166,470 at December 31, 2007.

     At September 30, 2008, we had total current liabilities of $717,098 compared to total current liabilities of $3,116,402 at December 31, 2007. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder.

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

      November 13, 2008

ECOLOCAP SOLUTIONS INC.

By: TRI VU TRONG
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