Form 10-Q/A
period 2008-09-30
ECOLOCAP SOLUTIONS INC.
filed 2008-11-17
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The Issuer had 42,788,739 shares of Common Stock, par value $.001, outstanding as of November 14, 2008.

REASON FOR THE AMENDMENT

     We are filing this amended Form 10-Q in order to include Exhibits 32.1 and 32.2 which were omitted by our EDGAR filing agent.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     November 14, 2008

ECOLOCAP SOLUTIONS INC.

By:	TRI VU TRUONG
Name: Tri Vu Truong
Title: Principal Executive Officer

By:	MICHEL ST-PIERRE
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and
Acting Principal Accounting Officer

EXHIBITS INDEX

Exhibit No. Exhibit 31.1	Description of Exhibits Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.