Form 10-K
period 2008-12-31
ECOLOCAP SOLUTIONS INC.
filed 2009-04-15
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2008

Commission File Number: 000-51213

 ECOLOCAP SOLUTIONS INC.
 (Exact Name of Small Business Issuer as specified in its charter)

 NEVADA
(State or other Jurisdiction of
Incorporation or Organization)

740, St-Maurice Street
Suite 102
Montreal H3C 1L5
(Address of principal executive offices)

 514-876-3907
(Issuer’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009 - $3,492,831

PART I.

ITEM 1.	BUSINESS.

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

XL Generation was the holding company of a Swiss entity, XL Generation AG, which was the marketer of an artificial sport surface called “XL Turf.”  We aspired to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Our vision was to develop a variety of products other than for sports, aimed at all types of play space, including for landscape and playgrounds. Due to litigation and because of the severe deterioration of our brand name and the poor quality of the products produced at XL Generation AG’s request by its subcontract manufacturer, who produce a poor quality which did not meet the specifications XL Generation AG requested. Also for each shipment the quality surveyor’s at the production plant failed causing enormous deterioration of the brand name XL Turf and XL Generation AG in particular in the European market., our board of directors decided that it was in our best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business.

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

Change in Shell Company Status

Since November 2007, the Company changed its orientation (mission) and is now going into CER (Carbon Emission Reduction) credits. The Company changed its name to Ecolocap Solutions in December 2007. The Company has hired a new CEO. The Company has 5 employees and has over 25 employees through subcontracting of part of its development work (scouting, projects documentation work, contracts negotiations).

The Company has signed a new lease and has moved to new offices and the Company has revised and reconstructed its web site: Ecolocap.com.

Our Business

We are engaged in the business of reducing carbon emission.

EcoloCap's business is to prepare documentations for CER projects under Clean Development Mechanisms following the signing of a ERPA (Emission Reduction Purchase Agreement) contracts.

Over the last months, Ecolocap Solutions management team has organized and developed the Company in three main activity sectors:

Our Current Operations

During the past year, management has done a market study to identify and to locate countries which represent greatest potentials for CER development. The results from the study suggested concentrating our effort on Asia, specifically in Vietnam and China . In order to be able to benefit from the purchasing and selling of carbon credits, the main operation of the Company has to be generated from a country that is signatory of the Kyoto Protocol. The Company has thus created a Canadian subsidiary for the realization of CDM-Kyoto projects (EcoloCap Solutions Canada).

EcoloCap Solutions Canada has negotiated with a prominent Chinese organization and through various meetings that lead to the establishment of a Joint Venture. The objective of the JV is to scout and develop CER projects in China. The Venture is named Ecolocap (Beijing) International Investment and Consultation Inc. During the past year, Ecolocap Solutions CEO has concerted with Chinese JV partners to identify and to evaluate potential CER projects which lead to a first 50 potential customer list. Before going to proceed farther with these potential project owners, Ecolocap Solutions management had provided several training sessions for the JV personnel on the CDM and the CER business. Ecolocap management has spent more than 2 months on direct training and over the phone and email training session. After various discussions and analysis the potential customer list was reduced to 25. We then built a questionnaire used to gather technical and financial project information in regard with the CDM (Clean Development Mechanism) requirements. This questionnaire serves as the first step in the projects analysis process. It enables to eliminate and retain projects that are worthy of exhaustive investigation. The questionnaire was sent to 25 project owners. Following the analysis of the information gathered, we started planning sites visits. In the past six months our CEO joint by JV representative has visited over 25 potential sites, of which 8 ERPA (Emission Reduction Purchase Agreement) contracts have been signed by EcoloCap Solutions Canada.

In order to develop the Vietnamese market, EcoloCap Solutions Canada has identified a few Vietnamese potential partners. After various meetings, negotiations and telephone conversations, we retained the services of a scouting agency. A one year, renewable contract was signed with BEWTE, for identifying, negotiating and developing CDM projects in Vietnam.

Since the signature of the scouting contract, BEWTE has identified 40 potential CER projects in Vietnam. Ecolocap Solutions management has provided training session to the scouting agency personnel on the CDM and the CER business. We spent more than 2 month on training directly and over the phone and email training session. After various discussions and analysis the list was reduced to 20 projects. A questionnaire was sent to 20 project owners. The questionnaire serves as the first step in projects analysis. It enables to eliminate and retain projects that are worthy of further investigation. Once the questionnaire information analyzed, site visits have been organized. During the past six months our CEO, accompanied by BEWTE personnel, have visited over 20 potential sites. Of those visits, EcoloCap Solutions Canada has signed which 11 ERPA (Emission Reduction Purchase Agreement) contracts.

Technical Support

The most important part of developing a CER project is to establish and document the validity and the financial additionality of the project – that element which demonstrate that the carbon emission reduction project would not have otherwise occurred. It is also essential to document and to verify the methodologies applied, as outlined in the project development document.

Ecolocap Solutions has hired technical scientist and engineers whose roles and responsibilities are to help the projects developers in preparing, building and validating these projects. They must also research and validate the methodologies applied. Our technical staff  has reviewed and analyzed 25 projects in China and 20 projects in Vietnam, with the help and support of the JV personnel in China and the forces of the scouting Agency in Vietnam, who helped gathering and assemble the information needed. After intensive review, decision was made to focus our attention on eleven CER projects in Vietnam and eight projects in China.

Ecolocap Solutions CEO went back to Vietnam and China to start discussions and negotiations for the retained projects. After a few trips, discussions and negotiations that occurred over the past six months, 11 ERPA (Emission Reduction Purchase Agreement) contracts were signed in Vietnam and 8 ERPA (Emission Reduction Purchase Agreement) contracts were signed in China.

For each CER project, the documentation process includes the following steps; preparation of the project’s PIN (Project Idea Note) which consist of preparing a description of the project and the applied technology, verifying if it is acceptable under the criteria of the Kyoto Protocol. Once completed, the PIN is presented to the local authority (Designated National Authority (DNA)) of the country which the project is located for approval. Following the approval of the PIN, starts the preparation of the PDD (Project Design Document). In the PDD, we prepare detailed description and documentation of the project, technical and financial information. This step requires identification and meetings with consultants and suppliers which will prepare costs estimate and will make technical proposition for the project. After the completion of the PDD, the document will be presented to the Designated Operating Entity (DOE), who will validate the   technical, financial additionality and methodology of the project. After going through the DOE approval the Project’s PDD will be presented to the EB (Executive Board) who will give the final registration of the project.

As of March 31, 2009, 3 PIN have been approved by The Vietnamese DNA. Ecolocap has also prepared 3 PIN in China and started the work on the PDD for 3 projects.

Financing, Project financing and CER sales

In order to help CER project owners and to accelerate the project development, Ecolcoap Solutions has started discussions with potential investors, brokers and CER buyers. On October 13, 2008  EcoloCap Solutions has entered into an exclusive Greenhouse Gas Offset Management Services Representation Agreement to work towards and marketing EcoloCap's growing portfolio of potential Certified Emission Reductions (CERs) and pre-Clean Development Mechanism (CDM) Verified Emission Reductions (VERs) with CANTOR CO2  LLC.

EcoloCap Solutions has also, over the past two months, been negotiating the terms of a project financing, support and registration with a major CER broker.

In October 2008 a LOI was executed by and between Ecolocap Solutions (Canada) Inc. (ECOS), the Company's wholly owned subsidiary, and Heibe Xinneng Power Co., Ltd. (GuanTao), the parties entered into a Technical Service Agreement by which ECOS will make its best effort to assist Guantao in the financing and registration process of its project by the DOE and the EB. ECOS has consequently entered in the process of negotiating with foreign investors to get financial participation in this project. As of March 31, 2009, Ecolocap Solutions has identified a financing source for the project. Negotiations are now under way; a financing arrangement has been presented and accepted by all parties involved, which should be concluded next month.

Over the last six months Ecolocap Solutions has also signed a Fiscal Agent Agreement with Cornerstone Capital Corp. for the purpose of identifying and introducing the Company to potential sources of debt and/or equity financing. Ecolocap Solutions has actually made several presentations, discussions and meetings with potential investors to obtain investment in the Company’s equity.

In return for the preparation of documentations, EcoloCap will receive a commission corresponding to a % of the revenues on the sale to the broker of the CER of the project. Also, as define in the ERPA (Emission Reduction Purchase Agreement) contracts, EcoloCap will guaranty a fix selling price (below future market selling price) of CER to the owner of a project. EcoloCap will receive revenue from the difference between the market selling price and the guarantied fix selling price to the project owner. The preparation of documents, the completion of a project may spread over a 12-18 months period before the project generates any revenues.

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

We are also in the business of preparing documentations for CER projects under Clean Development Mechanisms following the signing of a ERPA (Emission Reduction Purchase Agreement) contracts.

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

During the past year, management has done a market study to identify and to locate countries which represent greatest potentials for CER development. The results from the study suggested concentrating our effort on Asia, specifically in Vietnam and China, two countries that have ratified the Kyoto Protocol. In order to be able to benefit from the purchasing and selling of carbon credits, the main operation of the Company has to be generated from a country that is signatory of the Kyoto Protocol. The Company has thus created a Canadian subsidiary for the realization of CDM-Kyoto projects (EcoloCap Solutions Canada).

The most important part of developing a CER project is to establish and document the validity and the financial additionality of the project – that element which demonstrate that the carbon emission reduction project would not have otherwise occurred. It is also essential to document and to verify the methodologies applied, as outlined in the project development document.

Ecolocap Solutions has hired technical scientist and engineers whose roles and responsibilities are to help the projects developers in preparing, building and validating these projects. They must also research and validate the methodologies applied.

For each CER project, the documentation process includes the following steps; preparation of the project’s PIN (Project Idea Note) which consist of preparing a description of the project and the applied technology, verifying if it is acceptable under the criteria of the Kyoto Protocol. Once completed, the PIN is presented to the local authority (Designated National Authority (DNA)) of the country which the project is located for approval. Following the approval of the PIN, starts the preparation of the PDD (Project Design Document). In the PDD, we prepare detailed description and documentation of the project, technical and financial information. This step requires identification and meetings with consultants and suppliers which will prepare costs estimate and will make technical proposition for the project. After the completion of the PDD, the document will be presented to the Designated Operating Entity (DOE), who will validate the   technical, financial additionality and methodology of the project. After going through the DOE approval the Project’s PDD will be presented to the EB (Executive Board) which represents UNFCCC (organism representing the Kyoto signatories’ countries ) who will give the final registration of the project.

In return for the preparation of documentations, EcoloCap will receive a commission corresponding to a % of the revenues on the sale to the broker of the CER of the project. Also, as defined in the ERPA (Emission Reduction Purchase Agreement) contracts, EcoloCap will guaranty a fix selling price (below future market selling price) of CER to the owner of a project. EcoloCap will thus receive revenue from the difference between the market selling price and the guarantied fix selling price to the project owner. The preparation of documents, the completion of a project may spread over a 12-18 months period before the project generates any revenues.

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

Regulation

            Our CER operations are subject to the CDM mechanism of the Kyoto Protocol as well as to national policies and regulations of countries which are signatories of this Protocol.

Acquisitions

We plan to sign other ERPA in the future. We have not identified any additional acquisitions at this time.

Competition

In our business, we will compete with other businesses that generate, buy and sell CER (CER aggregator or consultants). The markets in which we do business are highly competitive. In the market in which we operate, there are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers.

Operative Agreements

Prerequisites to work on an ERPA, is for the project owners to implement their project and implies in a lot of cases to find proper financing. In order to help CER project owners and to accelerate the project development, during the last six months Ecolocap Solutions has discussed with numerous potential investors, brokers and CER buyers.

On May 26, 2008, Ecolocap Solutions (Canada) Inc. (AECOS), the Company's wholly owned subsidiary has executed an Emission Reduction Purchase Agreement (ERPA) with Tan Hiep Phuc Electricity Construction Joint-Stock Company for the purchase of the 50,000 units of certified CER anticipated to be generated per year by the Tien Giang 10 MW Fired Rice Husk Power Plant CDM Project Proponent for the period from June, 2008 to December 31, 2019;

On June 10, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Lao Cai Energy & Resources Investment Joint-Stock Company, Viet Nam for the purchase of the 50,000 units of certified CER anticipated to be generated per year by the Nam Xay Noi Hydro Power CDM Project Proponent for the period from June 10, 2008 to December 31, 2012. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit that would need to be renegotiated;

On June 10, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Tuan Anh Hydraulic Development and Construction Investment Corporation, Viet Nam (Tuan Anh HDC., Corp.) for the purchase of the 50,000 units of certified CER anticipated to be generated per year by the Ban Nhung Hydro Power CDM Project Proponent for the period from June 10, 2008 to December 31, 2012. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit that would need to be renegotiated;

On July 14, 2008, ECOS executed an Emission Reduction Purchase Agreement ( RPA  with Hunan Valin Xiangtan Iron & Steel Co., Ltd. for the purchase of the certified CER anticipated to be generated per year by the XISC Power Generation Using Steam from Coke Dry Quenching Project for the period from July 23, 2008 toDecember 31, 2012. ECOS has a right of first refusal to renegotiate the ERPA for the extension period between 2013 to 2026. The terms of the ERPA would need to be renegotiated;

On July 14, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Xiangtan Iron & Steel Group Co., Ltd. (XISC) for the purchase of the 148.621 units of certified CER anticipated to be generated per year by the XISC Power Generation Using Waste Heat from Sintering System (WHR) for the period from July 14, 2008 to December 31, 2012. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit , which would need to be renegotiated;

On July 20, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Hebi Coal Industry (Group) Co., LTD (HCIC) for the purchase of the certified CER anticipated to be generated per year by the XCIC Project-Using Waste Heat from Gangue Brickkiln to Generate Power (WHR) for the period from July 20, 2008 to December 31, 2012. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

On July 23, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Hebei Jinlong Cement Group Co., Ltd (HJLCC) for the purchase of the certified CER anticipated to be generated per year by the HJLCC Project-Using Waste Heat from Cement Kiln to Generate Power for the period from July 31, 2008 to December 31, 2012. ECOS has an option of extension for two additional periods of seven years, from
2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

On August 5, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Bao Tan Hydro Electric Joint-Stock Company for the purchase of the certified CER anticipated to be generated per year by Dam Bor Hydro Power for the period from 2008 to 2012, evaluated at 24,000 units of CERs per year. The crediting period is expires on December 31st, 2026. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

On August 5, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Construction and Infrastructure Development Joint-Stock Company Number Nine for the purchase of the 50,000 units of certified CER anticipated to be generated per year by the Then Sin Hydro Power project for the period from August 2nd, 2008 to December 31, 2012. The crediting period is up expires on December 31st, 2026. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

On October 17, 2008, ECOS executed an Emission Reduction Purchase Agreement (RPA with Xinjiang Xiangjianfeng Energy and Technology Development Co., Ltd. for the purchase of the certified CER anticipated to be generated per year by the Xinjiang Xiangjianfeng Urumqi Dabancheng 200MW Windfarm 1st Phase-49.5MW project for the period from October 17, 2008 to December 31, 2012. The crediting period expires on December 31st, 2026. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

On October 19, 2008, ECOS executed an Emission Reduction Purchase Agreement (ERPA) with Hebei Fengda Metallized Pellet Co., Ltd. for the purchase of One Million units of certified CER anticipated to be generated per year by the Hebei Fengda Metallized Pellet project for the period from October 19, 2008 to December 31, 2012. The crediting period is expires on December 31st, 2026. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

On October 21, 2008, ECOS executed an Emission Reduction Purchase Agreement (RPA with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd. for the purchase of the certified CER anticipated to be generated per year by the Treatment of Urban Domestic Refuse and Resource Utilization in Pingyuan Country project for the period from October 21, 2008 to December 31, 2012. The crediting period expires on December 31st, 2026. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit , which would need to be renegotiated ;

On October 23, 2008, ECOS has executed an Emission Reduction Purchase Agreement (ERPA) with Leshan Kingssun Group Co., Ltd. for the purchase of the certified CER anticipated to be generated per year by the Huangdan Hydro-station Technical Expansion & Automation Retrofit project for the period from October 23, 2008 to December 31, 2012. The crediting period expires on December 31st, 2026. ECOS has an option of extension for two additional periods of seven years, from 2013 to 2026, under the same terms with the exception of the price per unit, which would need to be renegotiated;

The ERPA agreements provide that for each project, ECOS will endeavor to work on and deliver a detailed description of the project submitted for validation prepared in accordance with the Kyoto Rules (PDD) and other documents describing the implementation and economics of the project at its own risk and expense.

Execution of 4 Technical Service Agreements

In conjunction with the October 17th, 2008 Emission Reduction Purchase Agreement (ERPA) executed by and between Ecolocap Solutions (Canada) Inc. (ECOS), the Company's wholly owned subsidiary, and Xinjiang Xiangjianfeng Energy and Technology Development Co., Ltd. (Xinjiang), the parties entered into a Technical Service Agreement by which ECOS will perform for Xinjiang the necessary technical services for the validation of its CDM projects. In consideration of these services rendered as well as expenses incurred, ECOS will be paid a professional fee. ECOS will be responsible for the preparation of the technical documents and will make its best effort to assist Xinjiang in the approval process of these projects by local authorities as well as by the DOE and the EB. All the expenses incurred above will be borne by ECOS. ECOS will use its best effort to help Xinjiang get financial participation of foreign investors in the Projects.

In conjunction with the October 19th, 2008 Emission Reduction Purchase Agreement (ERPA) executed by and between Ecolocap Solutions (Canada) Inc. (ECOS), the Company's wholly owned subsidiary, and Hebei Fengda Metallized Pellet Co., Ltd. (FENGDA), the parties entered into a Technical Service Agreement by which ECOS will perform for FENGDA the necessary technical services for the validation of its CDM projects. In consideration of these services rendered as well as expenses incurred, ECOS will be paid a professional fee. ECOS will be responsible for the preparation of the technical documents and will make its best effort to assist FENGDA in the approval process of these projects by local authorities as well as by the DOE and the EB. All the expenses incurred above will be borne by ECOS. ECOS will use its best effort to help FENDGA get financial participation of foreign investors in the projects.

In conjunction with the October 21st, 2008 Emission Reduction Purchase Agreement (ERPA) executed by and between Ecolocap Solutions (Canada) Inc. (ECOS) the Company's wholly owned subsidiary and Shandong Chengzeyuan Environment Protection Engineering Co., Ltd. (SHANDONG, the parties entered into a Technical Service Agreement by which ECOS will perform for SHANDONG the necessary technical services for the validation of its CDM projects. In consideration of these services rendered as well as expenses incurred, ECOS will be paid a professional fee. ECOS will be responsible for the preparation of the technical documents and shall make its best effort to assist SHANDONG in the approval process of these projects by local authorities as well as by the DOE and the EB. All the expenses incurred above will be borne by ECOS. ECOS will use its best effort to help SHANDONG get financial participation of foreign investors in the projects.

In conjunction with the October 23rd, 2008 Emission Reduction Purchase Agreement (ERPA) executed by and between Ecolocap Solutions (Canada) Inc. (ECOS) the Company's wholly owned subsidiary and Leshan Kingssun Group Co., Ltd. (LESHAN), , the parties entered into a Technical Service Agreement by which ECOS will perform for LESHAN the necessary technical services for the validation of its CDM projects. In consideration of these services rendered as well as expenses incurred, ECOS will be paid a professional fee. ECOS will be responsible for the preparation of the technical documents and shall make its best effort to assist LESHAN in the approval process of these projects by local authorities as well as by the DOE and the EB. All the expenses incurred above will be borne by ECOS. ECOS will use its best effort to help LESHAN get financial participation of foreign investors in the Projects.

Effective as of October 9, 2008, we entered into a Consulting Agreement (the ““Agreement””) with Lakeview Consulting LLC to provide us with consulting services relating to management, advisement, strategic planning, marketing and investor and shareholder services. The Agreement has a one year term, and for its services Lakeview will be receiving one million restricted shares of our common stock. Our Board of Directors has ratified the execution of the Agreement as of October 28, 2008.

Dated as of October 13, 2008 and effective as of October 21, 2008, Ecolocap Solutions Inc. (“EcoloCap”) and Cantor CO2e LLC and its affiliates (“CantorCO2e”) entered into an exclusive Greenhouse Gas Offset Management Services Representation Agreement to work towards and marketing EcoloCap’s growing portfolio of potential Certified Emission Reductions (CERs) and pre-Clean Development Mechanism (CDM) Verified Emission Reductions (VERs).

ITEM 1A.                      RISK FACTORS

We were unsuccessful in manufacturing artificial surfaces, and we have changed our business direction from manufacturing artificial surfaces to reducing carbon emission.

     We were unsuccessful in our original business endeavor of manufacturing artificial surfaces. There can be no assurance that we will be successful in our new business direction of reducing carbon emission. As such you could lose your investment.

Our proposed business is speculative and we have just begun operations in reducing carbon emission.

Our plan of operation is speculative. Although we have appointed officers and directors, they do not have a vast experience in reducing carbon emission; we currently have one officer that has experience in carbon emission. The likelihood of achieving our plans is remote, and it is possible that you could lose your entire investment.

Need for substantial additional capital.

            We are in need of substantial additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, as well as to develop the ERPA contracts, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise at least an additional $2,000,000. There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience significant dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

Any Change in the CDM Mechanism policy, any change of governmental entity that regulates our operations of the concerned country may enact new legislation or adopt new laws and regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time

Our reliance on third-party suppliers and service providers poses significant risks to our business and prospects.

We intend to contract with third parties for goods and services that will be essential to our operations, such as preparation of PIN and PDD services. If the scopes of services or pricing are not commercially reasonable, we may incur additional costs. For example:

•	our service providers may fail to properly prepare the PIN and PDD and project assessment ( DOE ‘s validation )

•	our suppliers and service providers may face preparation delays due to natural disasters or strikes, lock-outs or other such actions;

•	one or more suppliers or service providers could make strategic changes in the services they offer; and

•
some of our suppliers will be small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

•	Administrative delay due to the registration with Executive Board of The CDM-Kyoto could also result in supplementary delay.

As a result of any of these factors, we may be required to find alternative suppliers for the services on which we rely. Accordingly, we may experience delays in obtaining appropriate services on a timely basis and in sufficient time from such alternative suppliers at a reasonable price, which could delay services to our customers and adversely affect our revenues, financial condition, and results of operations, cash flow and liquidity.

Our auditors have issued a going concern opinion meaning there is substantial uncertainty whether we will continue operations.

Our auditors have issued a going concern opinion in their report dated March 31, 2009. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

Our recent financial statements may not provide sufficient information to assess our future prospects. Our likelihood of success must be considered in light of all of the risks, expenses and delays inherent in establishing a new business, including, but not limited to, unforeseen expenses, complications and delays, established competitors and other factors. Irrespective of the quality of products and skills of management, we may still never achieve profitable operations.

Because there is an extremely limited public trading market for our common stock, you may not be able to resell your stock.

There is currently an extremely limited public trading market for our common stock, and there may never be a broad public trading market. Therefore, investors may not be able to resell their common stock.

We Are Highly Dependent On Our Executive Management And Other Key Employees. Should We Lose Executive Management Or Other Key Employees Due To Death, Disability, And Retirement Or Otherwise, Such Loss Could Adversely Affect Our Management And Operations.

We rely heavily on our executive management and key employees to provide services and for continued business development, including, in particular, our officers and directors, Mr. Tri Vu Truong, Mr. Michel St-Pierre, Mr. Claude Pellerin, Mr. Mark Lawson and Mr. Robert Clarke. The Company requires senior management who, in addition to possessing the appropriate skills, will be required to spend time in Asia. At the present time, we do not have employment agreements with any of our officers and directors. Our business could be materially adversely affected if a number of our executive officers, managers and other key employees were to leave us and if we were unable to attract and retain qualified replacements.

Because the SEC imposes additional sales practice requirements on brokers who deal in penny stocks, some brokers may be unwilling to trade our shares. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

            Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you.

Because of the imposition of these additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The Financial Industry Regulation Authority (FINRA) has adopted rules that apply to broker/dealers in recommending an investment to a customer. The broker/dealers must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend our common stock to their customers, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing our stockholder's ability to resell shares of our common stock.

Because We Will Be Primarily Dependent Upon One Product, Our Business Will Not Be Diversified, And We May Not Be Able To Adapt To Changing Market Conditions Or Endure Any Decline In The Carbon Reduction Emission Industry.

Our success depends on our ability to sign ERPA with projects owners. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to sell CER, or if the market for CER declines. Our lack of diversification means that we may not be able to adapt to changing market conditions or to weather any significant decline in the CER industry.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Montreal, Quebec, Canada for $5,333 per month. The Company believes that its current office facilities will be sufficient for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
March 31, 2009	$0.25	0.03
December 31, 2008	$0.46	0.11
September 30, 2008	$0.85	0.30
June 30, 2008	$0.80	0.42
March 31, 2008	$1.40	0.45
December 31, 2007	$1.88	0.55
September 30, 2007	$0.55	0.32
June 30, 2007	$1.34	0.25
March 31, 2007	$0.35	0.35

Holders

As of March 31, 2009, we had twenty two stockholders of record.

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

Equity Compensation Plan Information

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	n/a

Equity compensation plans not approved by security holders	365,000	1.10	1,465,000

Total	365,000	1.10	1,465,000

Recent Sales of Unregistered Securities

On November 11, 2008, we issued one million restricted shares of common stock to Lakeview Consulting LLC (“Lakeview”) pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. Lakeview is a sophisticated investor in that it is knowledgeable about our business, was furnished with the same information that could be found in a Form S-1 registration statement, is able to read and understand the information furnished, and is able to read and understand financial statements.

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

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Over the past three six months the Company CEO went to Vietnam twice to negotiate and conclude a one year, renewable contract signed with BEWTE, a scouting agency, for identifying, negotiating and developing CDM projects in Vietnam.

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

Results of Operations

For the Twelve Month Period ended December 31, 2008

Overview

We posted net losses of $4,939,044 for the year ended December 31, 2008 as compared to net gains of $6,306,507 last year. The loss resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

Over the past six months, the Company CEO went to Vietnam twice to negotiate and conclude a one year; renewable contract. A contract was signed with BEWTE, a scouting agency, for identifying, negotiating and developing CDM projects in Vietnam. During his 4 other trips, accompanied by engineers and scouting agency personnel, he went to visit over 40 projects onsite and evaluate their CER feasibility potential. During the visits, the Company has negotiated 20 contracts and signed 11 ERPA (Emission Reduction Purchase Agreement) contracts.

The Company Chairman and the CEO went to China. During the trips they made, they have negotiated with a prominent Chinese organization and concluded discussions that lead to the establishment of a Joint Venture. The objective of the JV is to scout and develop CER projects in China. The Venture is named Ecolocap (Beijing) International Investment and Consultation Inc. The CEO went to China on numerous occasions (over 4 times). In the course of his trips, the CEO did 50 onsite projects visits in order to evaluate the CER potential of each project. During the visits, the Company has negotiated 25 contracts and signed 8 ERPA (Emission Reduction Purchase Agreement) contracts.

The Company personnel and subcontractors have prepared 3 project’s PIN (Project Idea Note) which consists of preparing a description of the project and the applied technology, verifying if it is acceptable under the criteria of the Kyoto Protocol. They have also prepared 3 PIN (Project Idea Note) and started the work on the PDD (Project Design Document) for 3 projects in China. In the PDD, we prepare detailed description and documentation of the project, technical and financial information. This work is done through identification and meetings with consultants and suppliers which prepare costs estimate and  make technical proposition for the project.

In respect of a LOI signed in October 2008 Ecolocap has entered in the process of negotiating with foreign investors to get financial participation in the Heibe Xinneng Power Co., Ltd. (GuanTao) project. As of March 31, 2009, Ecolocap Solutions has identified a financing source for the project. Negotiations are now under way; a financing arrangement has been presented and accepted by all parties involved, which should be concluded next month. The Company CEO and Chairman also travelled twice to Malaysia for development and contract negotiations.

Over the last six months Ecolocap Solutions has signed a Fiscal Agent Agreement with Cornerstone Capital Corp. for the purpose of identifying and introducing the Company to potential sources of debt and/or equity financing. The Chairman, CEO and CFO of Ecolocap Solutions have actually made several presentations, held discussions and meetings with potential investors to obtain investment in the Company’s equity.

During the last months the CEO of the Company went to Denmark to attend an International Climate Change Symposium.

The Company CEO and CFO went to Toronto many times and negotiated the terms of an exclusive Greenhouse Gas Offset Management Services Representation Agreement to work towards and marketing EcoloCap's growing portfolio of potential Certified Emission Reductions (CERs) and pre-Clean Development Mechanism (CDM) Verified Emission Reductions (VERs) with CANTOR CO2  LLC.

For the year ended December 31, 2008, the Company has spent $185,000 in scouting, $55,000 in travel and $114,000 in consulting.

 Sales

For the year ended December 31, 2008 we had no gross revenues. Our revenues situation results from the exit from our former line of business as part of our effort to redeploy our assets into a new line of business.

Total Cost and Expenses

For the year ended December 31, 2008, we incurred total costs and expenses of $4,939,044. This compared to $6,306,507 for last year. The increase in total cost and expenses resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

 Selling, General and Administration

For the year ended December 31, 2008, we incurred selling, general and administration expenses of $939,873. This compared $341,860 for last year. The increase resulted from the hiring of a new CEO $190,689 development expenses $190,824, rent $59,408 and consulting $114,202 expenses.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2008, we charged $162,146. This compared to $190,474 for last year. This decrease mirrors the decrease liabilities which we have assumed to finance our operations.

 Liquidity and Capital Resources

At December 31, 2008, we had $23,787 in cash, as opposed to $166,470 in cash at December 31, 2007. Total cash requirements for operations for the twelve month period ended December 31, 2008 was $893,578. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2009 will be between $1.0 million to $1.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2009 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At December 31, 2008, we had total assets of $49,440 compared to total assets of $166,470. The decrease is mainly due to general and administrative expenses.

At December 31, 2008, we had total current liabilities of $918,524 compared to total current liabilities of 3,116,402 at December 31, 2007. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder.

We are party to a lease for our Montreal office (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014.

On December 31, 2008 we received loans from POMA Management Inc., a shareholder, in the amount of $700,000. This loan carried an interest of 10% and is payable on demand.

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

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Memorandum. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We Have Only Had Operating Losses Which Raise Substantial Doubts About Our Viability To Continue Our Business And Our Auditors Have Issued An Opinion Expressing The Uncertainty Of Our Company To Continue As A Going Concern. If We Are Not Able To Continue Operations, Investors Could Lose Their Entire Investment In Our Company.

No Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending December 31, 2008. With respect to the unaudited year ending December 31, 2008, we incurred losses of $4,939,044 (compared with gains of $6,306,507 for the same period last year). We had negative working capital for the year ending December 31, 2008 of $837,426 (compared with $2,949,932 for the same period last year), and a stockholders' equity of $837,426 unaudited as of December 31, 2008 (compared with a stockholders' equity of $2,949,932 audited as of December 31, 2007). All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of December 31, 2008, our auditors may issue an opinion in their audit report for the year ended December 31, 2008 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

We have no operations upon which to base an evaluation of our performance. We were previously in the business of providing consultation to business executives. We were never retained by anyone to provide such services. Accordingly, we have no business operating history.

Contractual Obligations

The Company is a party to a lease for its Montreal office, at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements other than as described above.

     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ecolocap Solutions, Inc. (formerly known as XL Generation International, Inc.)
Montreal, Canada

We have audited the accompanying consolidated balance sheets of Ecolocap Solutions, Inc. (formerly known as XL Generation International, Inc.)  as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income, and cash flows for each of the years in the three-year period ended December 31,2008. Ecolocap Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecolocap Solutions, Inc. (formerly XL Generation International, Inc.)  as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring net losses and as of December 31, 2008, its current liabilities and total liabilities exceed its current assets by $857,078 and its current liabilities and total liabilities exceed its total assets by $837,426.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PARITZ & COMPANY, P.A.

Paritz & Company, P.A.
March 27, 2009
Hackensack, New Jersey

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED BALANCE SHEET
December 31,

	2008	2007

ASSETS

CURRENT ASSETS
Cash	$23,787	$166,470
Taxes Receivable	31,658
Prepaid expenses and sundry current assets	6,001	0

TOTAL CURRENT ASSETS	61,446	166,470

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	19,652	0

TOTAL ASSETS	$81,098	$166,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Note payable (note 6)	250,000	-
Note payable-stockholders (note 7)	450,000	3,019,332
Accrued expenses and sundry current liabilities (note 5)	218,524	97,070

TOTAL CURRENT LIABILITIES	$918,524	$3,116,402

STOCKHOLDERS' DEFICIENCY
Common stock	$106,737	$98,492
Additional paid in capital	22,747,967	15,704,662
Accumulated Deficit	(23,692,130)	(18,753,086)

TOTAL STOCKHOLDERS' DEFICIENCY	$(837,426)	$(2,949,932)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$81,098	$166,470

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 2008 and 2007

Stockholders Deficiency
Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0.001	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
January 1,2006	29,999,333	$92,923	$4,195,467	$(7,311,239)	$262,403	$(2,760,446)
Proceeds from the issuance of common stock	3,342,111	3,342	8,449,254	-	-	8,452,596
Shares issued for settlement of a debt	1,236,824	1,237				1,237
Stock options			684,634			684,634
Net Loss		-	-	(17,748,354)		(17,748,354)
Other comprehensive Loss					(41,940)	(41,940)
December 31,2006	34,578,268	$97,502	$$13,329,355	$(25,059,593)	$220,463	$(11,412,273)
Proceeds from the issuance of Common stock	990,000	990	1,002,410	-	-	1,003,400
Stock options			1,372,897			1,372,897
Net Gain		-	-	6,306,507		6,306,507
Other comprehensive Income					(220,463)	(220,463)
December 31,2007	35,568,268	$98,492	$15,704,662	$(18,753,086)	$-	$(2,949,932)
Shares issued for settlement of services	4,500,000	4,500	3,834,500			3,839,000
Shares issued following exercise of stock options	25,000	25	225			250
Proceeds from the issuance of Common stock	250,000	250	74,750	-	-	75,000
Shares issued for settlement of a debt	3,470,471	3,470	3,133,830			3,137,300
Net Loss		-	-	(4,939,044)		(4,939,044)

December 31,2008	43,813,739	$106,737	$22,747,967	$(23,692,130)	$-	$(837,426)

F-3

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 2008 2007, and 2006

	2008	2007	2006

SALES	$-	$-	$4,846,157

COSTS AND EXPENSES: Cost of sales	-	-	5,121,762
Selling, general and administrative	939,873	341,860	8,288,058
Provision for note receivable	-	-	5,946,531
Gain on settlement of debts-foreign
Subsidiary		(8,013,125)
Compensation expense-Note 9	3,839,000	1,372,897	684,634
Interest	162,146	190,474	302,085
Foreign exchange gain	(1,975)	(198,613)	(62,751)
Loss on settlement of debt			2,314,192

TOTAL COSTS AND EXPENSES	4,939,044	(6,306,507)	22,594,511

NET (LOSS) GAIN	$(4,939,044)	$6,306,507	$(17,748,354)

Net (Loss) Gain Per Share	$(0.12)	$0.18	$(0.53)

Average weighted Number of Shares	40,945,348	34,579,388	33,779,448

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2008 and 2007

	2008	2007
Net (loss) gain	$(4,939,044)	$6,306,507

Adjustment to reconcile net income to net cash used in
operating activities
Depreciation and amortization	4,702	-

Issuance of common stock in exchange of debt	3,470
Premium on issuance of common stock	3,133,830
Stock based compensation	3,839,000	1,372,897
Unrealized foreign exchange		(220,463)
Proceeds (repayments) of loans shareholders	(3,019,332)	(5,061,880)
Accrued interests loan shareholders

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	(6,001)	41,345

Taxes Receivable	(31,658)	-
Accrued expenses and sundry current liabilities	121,455	(3,264,295)

Net cash used by operating activities	$(893,578)	$(825,889)

Investing activities
Acquisitions of property and equipment	(24,355)	29,352

Net cash used in investing activities	$(24,355)	$29,352

Financing activities

Stock payable		(1,000,000)

Issuance of common stock	275
Premium on issuance of common stock	74,975

Sale of common stock		1,003,400
Proceeds of loans payable	250,000	-
Proceeds of loans payable shareholder	450,000	831,000

Net cash provide by financing activities	$775,250	$834,400

(Decrease) increase in cash	(142,683)	37,863

Cash- beginning of period	166,470	128,607

Cash - end of period	$23,787	$166,470

Supplemental Disclosure of Cash Flow information
Non cash items:

Stock based compensation	3,839,000	1,372,897
Unrealized foreign exchange	-	(220,463)
F-5

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary EcoloCap Solutions Canada Inc. after the elimination of inter-company accounts and transactions.

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

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $4,939,044 for the year ended December 31, 2008 as compared to net profit of $6,306,507 last year. The Company has negative working capital of $837,426 and $2,949,932 at December 31, 2008 and 2007, respectively and a stockholders deficiency of $ 837,426 and $2,949,932 at December 31, 2008 and 2007.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 5 years.

	December 31	December 31,
	2008	2007

Computer equipment--3 yrs	$11,654	$0
Furniture & fixtures--5 yrs	12,701	0
	$24,355	$0

Less: accumulated depreciation	4,703	$0

Balance December 31, 2008	$19,652	$0

NOTE 5--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31 :

	2008	2007
Accrued interest	$43,041	$-
Accrued operating expenses	175,483	97,070
	$218,524	$97,070

NOTE 6- NOTE PAYABLE

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand.

NOTE 7--PAYABLE – STOCKHOLDERS’

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

In 2008, the Company received loans from POMA Management Inc., a shareholder, in the amount of $450,000. These loans carry an interest of 10% and are payable on demand.

Amounts owed to stockholders at December 31, are as follows:

	2008	2007
Payable POMA Management Inc.	450,000	3,019,332
Payable stockholders	$450,000	$3,019,332

NOTE 8 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 43, 813,739 were issued and outstanding at of December 31, 2008. As of February 12, 2008, the Company entered into an agreement with United Best Technology Limited (“United”). The agreement is a five (5) year renewable Service Agreement (the “Agreement”) pursuant to which United shall provide advice to undertake for and consult with the Company concerning certain operational areas and shall review and advise the Company regarding Carbon Credits (“CER”) and Clean Development Mechanism projects as well as the Company’s overall progress, needs and condition in those areas, find, negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by the Company or one of its affiliates. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock

NOTE 9-STOCK-BASED COMPENSATION EXPENSE

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock.For the year ended December 31, 2008, the Company recorded compensation expense of $3,839,000. As of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation.

A summary of option activity for the year ended December 31, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2007	1,540,000	$1.10	5.15
Granted	-	-	-
Exercised, forfeited, or expired	75,000	-	-
Outstanding at December 31, 2008	1,465,000	$1.10	5.74

Exercisable at December 31, 2008	1,465,000	$1.10	5.74

NOTE 10 -INCOME TAXES

As of December 31, 2008 the company had net operating loss carry forwards of approximately $1,975,617. These net operating losses are being utilized against the reported income for the year ended December 31, 2008. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at December 31, 2008 are as follows:

	2008	2007

Deferred tax asset	$1,975,617	$623,000
Valuation allowance	(1975,617)	(623,000)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 11 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year.

NOTE 12 -RELATED PARTY TRANSACTIONS

In 2008, the Company received loans from POMA Management Inc., a shareholder, in the amount of $450,000. These loans carry an interest of 10% and are payable on demand.

NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2008, the Company’s fair values of its financial assets and liabilities, which consist of cash and cash equivalents, interest payable and loans due to shareholders approximate their carrying amount due to the short period of time to maturity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008. The adoption did not have a material impact on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), “Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations”, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above).  Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price.  Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial position. However, the adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors.  This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009.  The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the accompanying financial statements.

NOTE 14 – LITIGATION

As of the filling of the present Annual report on form 10KSB, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Paritz & Company, PA , as set forth in this annual report.

ITEM 9A.                      CONTROLS AND PROCEDURES.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Tri Vu Truong	61	Chief Executive Officer
Robert Clarke	64	Chairman, Director
Claude Pellerin	39	Director
Mark Lawson	36	Director
Albert Beerli	66	Director
Michel St-Pierre	46	Acting Chief Financial Officer

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

Biographical Information Regarding Officers and Directors

Dr. Tri Vu Truong, Chief Executive Officer and President. Dr. Truong has served as a director, chief executive officer and president of the Company since February 14, 2008. He has worked in the environmental sector since 1970, upon completion of his B. Engineering degree, complemented by a Master's degree in Chemical Engineering in 1971 and a Ph.D. degree in Civil Engineering with Environmental Option in 1975. His professional career includes the realization of many major scientific and technical studies and projects. Dr. Truong was responsible in 1977 for the creation and operation of the Permits & Inspections Division of the Montreal Urban Community––Environment Department. He has taught several post-graduate courses at the prestigious Universitéé de Montrééal's ÉÉcole Polytechnique. As President of the Sodexen Environmental Engineering Group since 1981, Dr. Truong has managed numerous major environmental impact projects, including: Comparative study of the environmental impact of dust-palliatives (MTQ 1988, 1989, 1990); Environmental decommissioning of a polystyrene production complex (BASF, 1988-1990); Solid waste management study relating to the closure of the Miron landfill (Montrééal, 1988-90), as well as various research & development projects in the area.

Robert Clarke, Chairman and Director. Since June 2000, Mr. Clarke has been Chairman and Chief Executive Officer of 7bridge Capital Partners, a private venture capital group in Hong Kong. Prior to moving to Hong Kong Mr. Clarke was based in Vancouver, BC and played a key role in the start-up and financing of several Canadian and United States companies in the high technology and telecommunications sectors. Since mid 2001 he has been based in Hong Kong and involved in private and public companies, with a particular emphasis on the development of China opportunities. Prior to moving to Hong Kong in June 2001, Mr. Clarke served as a Director and as President and Chief Executive Officer of Waverider Communications Inc. from January 1997 to December 1997. He was a Director and Chairman of TEK Digitel Corp. from June 1998 until September 1999. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000 when he resigned from the Board. He rejoined the Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to July 21, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President. Mr. Clarke has also been Director and Chairman of the Board of Directors of Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to August 23, 2006 on which date resigned as both Chairman and a director. Mr. Clarke has also been Chairman of Cardtrend International Inc. since Oct. 2, 1998, except for a period from Dec. 17, 2004 to Oct. 5, 2005, until resigning in January 2008. He also served a Chief Executive Officer of Cardtrend (then called Asia Payment Systems Inc.) from Oct. 15, 2005 until May 22, 2006.

Claude Pellerin, Director. Mr. Pellerin was member of the Board of Directors between June 17, 2005 and his resignation on October 20, 2008. Mr. Pellerin is a corporate attorney and a partner in the law firm of Kaufman Laramee LLP. Between December 2003 and July 2007 Mr. Pellerin was partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments ( Canada ) Limited, an investments and financing corporation based in Montreal , Quebec . From 2001-2002, Mr. Pellerin served as a Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB.
Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc. Mr. Pellerin served as the Company's President, Secretary and Treasurer from June 17, 2005 until August 19, 2005, at which time he resigned as an officer but remained a director of the Company until his resignation on October 20, 2008.

Mark Lawson, Director.  Mr. Lawson has been working in corporate finance since 1995, upon completion of his Bachelor of Arts, Statistical Sciences, complemented by a Master's degree in Business Administration in 2005. Between 1996 and 2001 Mr. Lawson was employed as Mutual Fund Specialist by the Royal Bank of Canada Investments. In 2001 up until 2003, Mr. Lawson joined AIM Funds Management. Between 2003 and 2004 Mr Lawson was employed as Director of Newhaven Corporate Finance. In 2005 Mr Lawson joined the Global Investment Banking Coverage –– Healthcare department of Morgan Stanle

Albert Beerli, Director. Mr. Beerli has served as a director of the Company since March 2006. Mr. Beerli is a scientist, having received his Ph.D in chemical engineering in 1969. Since 1988 Mr. Beerli has been the Chief Executive Officer of Zenwex AG in Zug, Switzerland. Zenwex AG provides consulting services on scientific and technical matters.

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

Compliance With Section 16(a) Of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2008 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Known Failures to File a
		Reported	Required Form
Mark Lawson	1	July 14, 2008	Form 3
Cherry Lee		July 15, 2008	Form 3
Arthur Rawl	2	July 21, 2008 July 22, 2008	Form 4 Form 5
Sandy Gilmour	3	July 21, 2008 July 21, 2008 September 2, 2008	Form 5 Form 4 Form 4
Claude Pellerin	1	July 18, 2008	Form 5
Tri Vu Truong	1	August 7, 2008	Form 3
United Best Technology LTD.	1	August 7, 2008	Form 3
DT Crystal Holdings Ltd.	5	September 11, 2008 July 29, 2008 July 29, 2008 July 29, 2008 July 21, 2009	Form 4 Form 4 Form 4 Form 4/A Form 4
Michel St-Pierre	1		Form 3

Audit Committee

We have a separately-designated audit committee of the board. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report. Up to February 25, 2009, our Audit Committee consisted of Lim Ping Wai whom was independent director; the full board has carried out the functions and responsibilities since her resignation.

Compensation Committee

Since the departure of Messrs. Rawl and Gilmour, the full board has carried out the functions and responsibilities of this committee. This committee acts on behalf of our board of directors to approve compensation arrangements for our management and review the compensation paid to our board of directors. A copy of our Compensation Committee Charter was filed with our last 10KSB on March 31, 2008.

Nominating and Corporate Governance Committee

Since the departure of Messrs. Rawl and Gilmour, the full board has carried out the functions and responsibilities of the  Nominating and Corporate Governance Committee. This committee acts on behalf of our board of directors and generally to identify and recommend nominees for our board and our committees, identify and recommend candidates for senior management, review and recommend to the board, or independently take, action on various company corporate governance issues, receive and respond to certain complaints raised by our employees regarding alleged illegal acts or behavior-related conduct by board members in violation of our Code of Business Conduct and Ethics, supervise our chief financial officer in the context of the Ethics Code and carry-out other assignments as designated by our board. A copy of the Nominating and Corporate Governance Committee was filed with our last 10KSB on March 31, 2008.

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

As of March 30, 2009 we had five directors. Our board determined that Messrs. Clarke and Lawson are independent. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Truong, Beerli and Pellerin are not independent.

ITEM 11.	EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tri Vu Truong (2) Chief Executive Officer and President	2008 2007 2006	190,689 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Claude Pellerin, (3) Director, President and CEO	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 124,834 103,997	0 0 0	0 0 0	0 0 0	0 124,834 103,997
Michel St-Pierre (4) CFO	2008 2007 2006	108,644 100,000 150,000	0 0 0	0 0 0	0 124,834 624,000	0 0 0	0 0 0	0 0 0	0 124,834 624,000
Alexander Clement Gilmour, resigned (5)	2008 2007 2006	0 0 0	0 0 0	0 0 0	0 156,042 129,997	0 0 0	0 0 0	0 0 0	0 156,042 129,997

(1)
Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Truong has been appointed president and CEO on February 1, 2008.
(3)	Mr. Pellerin was our president, CEO and a director from June 17, 2005 until August 19, 2005. He remains a director of our company.
(4)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.
(5)	Mr. Gilmour served as our principal executive office from August 22, 2007 to February 14, 2008.

During the fiscal year ended 2008, Mr. Tri Vu Truong served as our chairman and CEO.

Employment Contracts

During the fiscal year ended December 31, 2008, we executed a Consulting Agreement with Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen is providing the services of its representative, Dr. Tri Vu Truong to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” is for one year, and became effective as of February 1, 2008.

Other Executive Officers

During 2008, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors= Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2008.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorneys fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted for directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is therefore unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock  as of the date of this Report by (i) each of our directors, (ii) each of our  officers named in the Summary Compensation Table, (iii) each person who is known by us  to be the beneficial owner of more than five percent of our  outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 43,813,739 shares of our common stock outstanding as of March 30, 2009.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Tri Vu Truong (2)
Alexander C. Gilmour, resigned (3)	187,500	250,000	437,500	1%
Claude Pellerin, (4)	0	200,000	200,000	0%
Albert Beerli (5)	1,500,000	100,000	1,600,000	3.65%
Arthur Rawl, resigned (6)	0	215,000	215,000	0%
Michel St-Pierre (7)	500,000	700,000	1,200,000	2.73%
All executive officers and directors as a group (6 persons)	2,187,500	1,465,000	3,652,500	8.34%
DT Crystal (8)	11,145,000	0	11,145,000	25.44%
United Best Technology Limited (2)	3,500,000	0	3,500,000	8.0%
Cede & Co (9)	17,096,444	0	17,096,444	39.02%

(1)	The mailing address for each of the listed individuals is c/o XL Generation International Inc., 740 St-Maurice, local 102,Montreal, Quebec, Canada, H3C 1L5.
(2)	Owner of 5% or more of our common stock. Mr. Truong, Chief Executive Officer, is the President and Chief Executive Officer of United Best Technology Limited.
(3)	Chairman of the Board of Directors.
(4)	Director.
(5)	Director.
(6)	Director
(7)	Chief Financial Officer.
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

As of March 30, 2009, we had approximately five directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 1,540,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Capex Investments Limited

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

Transactions with POMA Management Inc.

In 2008, we received loans from POMA Management Inc. in the amount of $450,000. These loans carry an interest of 10% and are payable on demand. As of March 31, 2009, total loans from POMA Management Inc. amounted to $450,000.

Law Firm of Pellerin Attorneys

In the fiscal year ended December 31, 2008, the law firm of Pellerin Attorneys (Montreal) received CAD$28,651 (approximately US $22,921) from our company and Kaufman Laramée General Partnership received $3,000 for legal services rendered by Mr. Claude Pellerin S.N., one of our directors and corporate secretary.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008                                           $                      15,105
2007                                           $                      10,675

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2008                                           $                      0
2007                                           $                      0

(3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0
2007	$0

(4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0
2007	$0

(5) Our audit committees pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountants engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex	8-K/A	11/1/05	10.4
	Investments Limited

10.5	Common Stock Purchase Agreement with Capex Investments Limited	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer				X
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter	10-KSB	3/31/08	99.3

99.4	Stock Option Plan	10-KSB	3/31/08	99.4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15TH day of April 2009.

ECOLOCAP SOLUTIONS INC .

BY:	TRI VU TRUONG
Tri Vu Truong
Principal Executive Officer

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

TRI VU TRUONG	President, Chief Executive Officer, Treasurer, Chief	April 15, 2009
Tri Vu Truong	Financial Officer, and a member of the Board of Directors

	Director	April __, 2009
Mark Lawson

	Director	April __, 2009
Robert Clarke

CLAUDE PELLERIN	Director	April 15, 2009
Claude Pellerin

ALBERT BEERLI	Director	April 15, 2009
Albert Beerli

MICHEL ST PIERRE	Chief Financial Officer	April 15, 2009
Michel St. Pierre

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex	8-K/A	11/1/05	10.4
	Investments Limited

10.5	Common Stock Purchase Agreement with Capex Investments Limited	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer				X
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter	10-KSB	3/31/08	99.3

99.4	Stock Option Plan	10-KSB	3/31/08	99.4