Form 10-Q
period 2009-03-31
ECOLOCAP SOLUTIONS INC.
filed 2009-05-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009

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

The Issuer had 43,813,739 shares of Common Stock, par value $.001, outstanding as of May 15, 2009.

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements
Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1.                 Financial Statements

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$1,505	$23,787
Taxes receivable	6,177	31,658
Prepaid expenses and sundry current assets	6,001	6,001

TOTAL CURRENT ASSETS	13,683	61,446

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	18,046	19,652

TOTAL ASSETS	$31,729	$81,098

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable (note 6)	250,000	250,000
Note payable-stockholder (note 7)	451,000	450,000
Accrued expenses and sundry current
Liabilities (note 8)	271,772	218,524

TOTAL CURRENT LIABILITIES	$972,772	$918,524

STOCKHOLDERS' DEFICIENCY
Common stock	$106,737	$106,737
Additional paid in capital	22,747,967	22,747,967
Accumulated Deficit	(23,795,747)	(23,692,130)

TOTAL STOCKHOLDERS' DEFICIENCY	$(941,043)	$(837,426)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$31,729	$81,098

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
(unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2009	2008

SALES	$-	$-

COSTS AND EXPENSES:
Selling, general and administrative	87,232	153,475
Compensation expense-Note 9	-	3,500,000
Interest	15,743	81,830
Foreign exchange loss	642	1,728

TOTAL COSTS AND EXPENSES	103,617	3,737,033
	$(103,617)
NET LOSS		$(3,737,033)
	$(0.00)
Net Loss Per Share		$(0.10)
	43,938,739
Average weighted Number of Shares		37,434,935

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(unaudited)

	March 31	March 31
	2009	2008
Net loss	$(103,617)	$(3,737,033)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	1,606	-

Reserve for compensation expense		3,500,000
Accrued interest-stockholder	-	81,733

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	-	(6,001)
Taxes receivable	25,481	-
Accrued expenses and sundry current liabilities	53,248	(13,157)

Net cash used by operating activities	$(23,282)	$(174,458)

Investing activities
Acquisitions of property and equipment	$-	$(10,375)

Net cash used in investing activities	$-	$(10,375)

Financing activities

Proceeds of loans payable	1,000	250,000

Net cash provided by financing activities	$1,000	$250,000

Increase (decrease) in cash	(22,282)	65,167

Cash-beginning of period	23,787	166,470

Cash-end of period	1,505	$231,637

Supplemental Disclosure of Cash Flow information
Non cash items:

Reserve for compensation expense		3,500,000
F-3

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1- NATURE OF BUSINESS

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

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2009 and 2008 the Company has incurred losses of $103,617 and $3,737,033 respectively. The Company has negative working capital of $959,089 compared to $857,078 at December 31, 2008 and a stockholders deficiency of $941,043 compared to $837,426 at December 31, 2008. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

Recognizing the opportunity this new market represents, the Company has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce subs tantial new value in the form of tradable CERs.

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

F-5

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 5 years.

March 31
2009
Furniture & fixtures--5 yrs	18,046
Balance March 31, 2009	$18,046

NOTE 5--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at March 31:

2009
Accrued interest	$59,465
Accrued operating expenses	207,922
$267,387

NOTE 6- NOTE PAYABLE

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand.

NOTE 7--PAYABLE – STOCKHOLDER

In 2008, the Company received loans from POMA Management Inc., a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA Management Inc. in the amount of $1,000.These loans carry an interest of 10% and are payable on demand.
Amounts owed to stockholders at March 31, are as follows:

2009
Payable POMA Management Inc.	$451,000
Payable stockholder	$451,000

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock.

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock. For the year ended December 31, 2008, the Company recorded compensation expense of $3,839,000. As of March 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation.

A summary of option activity for the three month period ended March 31, 2009 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2008	1,465,000	1.10	5.49
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at March 31, 2009	1,465,000	$1.10	5.49

Exercisable at March 31, 2009	1,465,000	$1.10	5.49

NOTE 10 -INCOME TAXES

As of March 31, 2009 the company had net operating loss carryforwards of approximately $22,490,000.

Components of deferred tax assets and liabilities at March 31, 2009 are as follows:

2009
Deferred tax asset	$7,646,000
Valuation allowance	(7,646,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 11 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year.

NOTE 12 -RELATED PARTY TRANSACTIONS

On December 31, 2008, the Company had received loans from POMA Management Inc., a shareholder, in the amount of $450,000.

In 2009, the Company received loans from POMA Management Inc., a shareholder, in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

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

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51 ("FAS 160"). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent's ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company's financial position and results of operations.

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

NOTE 14 – LITIGATION

As of the filling of the present report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

Item 2.      Management’s Discussion and Analysis

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three Month Period ended March 31, 2009

Overview

We posted net losses of $103,617 for the three month period ended March 31, 2009 as compared to net losses of $3,737,033 for the comparable period of 2008. The loss in 2008 resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

Sales

For the three month period ended March 31, 2009 and the comparative period last year we had no gross revenues.

Total Cost and Expenses

For the three month period ended March 31, 2009, we incurred total costs and expenses of $103,617.  This compared to $3,737,033for the same period of 2008.  The decrease in total cost and expenses resulted from the signature in 2008 of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

Selling, General and Administration

For the three month period ended March 31, 2009, we incurred selling, general and administration expenses of $87,232.  This compared to $153,475 for the same period last year.

Interest

We calculate interest in accordance with the respective note payable.  For the three month period ended March 31, 2009, we incurred a charge of $15,743. This compared to $81,830 for the same period of the previous year.  This increase mirrors the increase liabilities which we have assumed to finance our operations.

Liquidity and Capital Resources

At March 31, 2009, we had $1,505 in cash, as opposed to $23,787 in cash at December 31, 2008.  Total cash requirements for operations for the three month period ended March 31, 2009 was $23,282.  Management estimates that cash requirements through the end of the fiscal year ended December 31, 2009 will be between $1.5 million to $2.5 million.  As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of

2009 or the balance of the year.  As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing.  Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses.  There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence.  If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At March 31, 2009, we had total assets of $31,729 compared to total assets of $81,098 at December 31, 2008. The decrease is mainly due to selling, general and administrative expenses.

At March 31, 2009, we had total current liabilities of $972,772 compared to total current liabilities of $918,524 at December 31, 2008. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder.

We are party to a lease for our Montreal office (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014.

On December 31, 2008, we received loans from POMA Management Inc., a shareholder, in the amount of $450,000. In 2009, the Company received loans from POMA Management Inc., a shareholder, in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

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
ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ECOLOCAP SOLUTIONS INC.

May 14, 2009	By:	TRI VU TRUONG
Name: Tri Vu Truong
Title: Principal Executive Officer

	By:	MICHEL ST-PIERRE
Name: Michel St-Pierre
Title: Acting Principal Financial Officer and Acting Principal Accounting Officer