Form 10-Q
period 2009-06-30
ECOLOCAP SOLUTIONS INC.
filed 2009-08-14
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer had 43,813,739 shares of Common Stock, par value $.001, outstanding as of August 12, 2009.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$10,119	$23,787
Taxes receivable	6,313	31,658
Prepaid expenses and sundry current assets	6,001	6,001

TOTAL CURRENT ASSETS	22,433	61,446

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	16,440	19,652

TOTAL ASSETS	$38,873	$81,098

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payables’ (note 6)	265,000	250,000
Note payable-stockholder (note 7)	451,000	450,000
Accrued expenses and sundry current
Liabilities (note 5)	341,320	218,524

TOTAL CURRENT LIABILITIES	$1,057,320	$918,524

STOCKHOLDERS' DEFICIENCY
Common stock	$106,737	$106,737
Additional paid in capital	22,747,967	22,747,967
Accumulated Deficit	(23,873,151)	(23,692,130)

TOTAL STOCKHOLDERS' DEFICIENCY	$(1,018,447)	$(837,426)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$38,873	$81,098

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF OPERATIONS
Six months ended June 30,2009 and 2008 and
Three months ended June 30,2009 and 2008
(unaudited)

	Six Months	Six Months	Three Months	Three Months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

SALES	$-	$-	$-	$-

COSTS AND EXPENSES:
Cost of sales	-	-	-	-
Selling, general and administrative	133,747	402,657	46,515	249,183
Compensation expense (note 9)	-	-	-	-
Reserve for compensation expense (note 9)	-	3,500,000	-	-
Interest-stockholder	34,579	132,369	18,836	50,539
Foreign exchange loss (gain)	12,695	1,659	12,053	(69)

TOTAL COSTS AND EXPENSES	181,021	4,036,685	77,404	299,653

NET(LOSS)	$(181,021)	$(4,036,685)	$(77,404)	$(299,653)

Net Loss Per Share	$(0.00)	$(0.11)	$(0.00)	$(0.01)

Average weighted Number of Shares	43,938,739	38,617,929	43,938,739	39,800,923

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
STATEMENTS OF CASH FLOWS Six months ended June 30, 2009 and 2008
(unaudited)
	June 30	June 30
	2009	2008

Net loss	$(181,021)	$(4,036,685)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	3,212	1,490

Reserve for compensation expense	-	3,500,000
Issuance of common stock in exchange of debt	-	3,137
Premium on issuance of common stock	-	3,134,163
Loans payable stockholders	-	(3,019,332)
Accrued interests-stockholder	22,900	14,263

Changes in operating assets and liabilities:

Taxes receivable	25,345
Prepaid expenses and sundry current assets	-	(11,436)
Accrued expenses and sundry current liabilities	99,896	12,463

Net cash used by operating activities	$(29,668)	$(401,937)

Investing activities
Acquisitions of property and equipment	-	(22,030)
Net cash used in investing activities	$-	$(22,030)

Financing activities

Stock payable	-	-
Proceeds of loans payable stockholders	16,000	525,000

Net cash provided by financing activities	$16,000	$525,000

Increase (decrease) in cash	(13,668)	101,033

Cash-beginning of period	23,787	166,470

Cash-end of period	$10,119	$267,503

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

NOTE 3-GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2009 and 2008 the Company has incurred loss of $181,021 and gain of $4,036,685 respectively. The Company has negative working capital of $1,034,887 compared to $857,078 at December 31, 2008 and a stockholders deficiency of $1,018,447 compared to $837,426 at December 31, 2008. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 5 years.

June 30,
2009
Furniture & fixtures - 5 yrs	12,701
Computer equipment - 3 years	11,654
$24,355

Less : accumulated depreciation	7,915

Balance June 30, 2009	$16,440

NOTE 5--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at June 30:

2009
Accrued interest-stockholder	$22,900
Accrued operating expenses	318,420
$341,320

NOTE 6--NOTE PAYABLES’

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. In 2009, the Company received loans from Capex Investments Limited in the amount of $15,000. These loans carry an interest of 10% and are payable on demand.

NOTE 7--NOTE PAYABLE – STOCKHOLDER

In 2008, the Company received loans from POMA Management Inc., a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA Management Inc. in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

Amounts owed to stockholders at June 30, are as follows:

2009
Payable POMA Management Inc.	$451,000
Payable stockholder	$451,000

NOTE 8 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 43,813,739 were issued and outstanding at of June 30, 2009.

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock. For the year ended December 31, 2008, the Company recorded compensation expense of $3,839,000. As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation.

A summary of option activity for the six month period ended June 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding at December 31, 2008	1,465,000	$1,10	5.24
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at June 30, 2009	1,465,000	$1.10	5.24

Exercisable at June 30, 2009	1,465.000	$1.10	5.24

NOTE 10 -INCOME TAXES

As of June 30, 2009 the company had net operating loss carryforwards of approximately $22,671,000.

Components of deferred tax assets and liabilities at June 30, 2009 are as follows:

Deferred tax asset	$7,708,152
Valuation allowance	(7,708,152)
Net deferred tax asset	$0

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

In April 2008, the FASB issued FSP FAS 142-3, “ Determination of the Useful Life of Intangible Assets ”.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “ Goodwill and Other Intangible Assets ”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors.  This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009.  The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.

NOTE 14 – LITIGATION

As of the filling of the present report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

     Our initial geographical focus is in Vietnam and China and will follow by expansions into Africa and Latin America. These areas have been identified by leading authorities as representing substantial opportunities for remediation of greenhouse gasses and therefore represent the greatest opportunities for the production of CERs. They also represent geographies in which we have begun to develop efficient operating scale thereby enhancing potential profitability.

In order to develop the Vietnamese market, EcoloCap Solutions Canada has identified a few Vietnamese potential partners. After various meetings, negotiations and telephone conversations, we retained the services of a scouting agency. A one year, renewable contract was signed with BEWTE, for identifying, negotiating and developing CDM projects in Vietnam. Since the signature of the scouting contract, BEWTE has identified 40 potential CER projects in Vietnam. Ecolocap Solutions management has provided training session to the scouting agency personnel on the CDM and the CER business. Ecolocap Solutions CEO went to Vietnam and China to start discussions and negotiations for the projects with the best potential. After a few trips, discussions and negotiations that occurred over the past six months, 11 ERPA (Emission Reduction Purchase Agreement) contracts were signed in Vietnam and 8 ERPA (Emission Reduction Purchase Agreement) contracts were signed in China.

Results of Operations

For the Three and Six Month Period ended June 30, 2009

Overview

     We posted net losses of $77,404 and $181,021 respectively for the three and the six month periods ended June 30, 2009 as compared to net loss of $299,653 and $4,036,685 for the comparable period of 2008. The loss resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

     Over the last 3 months, the Company has finalized the preparation of three project’s PIN (Project Idea Note) which consists of preparing a description of the project and the applied technology, verifying if it is acceptable under the criteria of the Kyoto Protocol. Once completed, the PINs were presented to the local authority (Designated National Authority (DNA)) of the Vietnam for approval. As of the date of this report, the three projects PINs have been approved by the Vietnamese DNA.

     EcoloCap Solutions has also, over the past three months, been negotiating the terms of a project financing, support and registration with a major CER broker.

     Ecolocap Solutions CEO had many discussions and email exchange to follow up and update the status and development of the 11 ERPA (Emission Reduction Purchase Agreement) contracts signed in Vietnam.

     In May, 2009, EcoloCap Solutions Inc. (“ECOS”) and Micro Bubble Technologies Inc. (“MBT”) representatives entered into a Letter of intent for "ECOS" to acquire 100% of the paid and outstanding shares of Common Stock of "MBT". Both parties have spent the past weeks completing the due diligence process and expect the transaction to close within a short period of time.

     The Company has started intense discussions with CANTOR CO2 LLC, a major CER broker, in order to accelerate the project development and to help CER project owners find financing though potential investors, brokers and CER buyers

Sales

     For the three and six month period ended June 30, 2009 we had no gross revenues. This compared to no gross revenues for the same periods of 2008.

Total Cost and Expenses

     For the three and six month periods ended June 30, 2009, we incurred total costs and expenses of $77,404 and $181,021. This compared to $299,653 and $4,036,685 for the same periods of 2008. The decrease in total cost and expenses resulted from the signature in 2008 of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

 Selling, General and Administration

     For the three and six month periods ended June 30, 2009, we incurred selling, general and administration expenses of $46,515 and $133,747. This compared to $249,183 and $402,657 for the same periods last year. The decrease was due to the layoff of all of the Company’s staff. We have undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Interest

     We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2009, we incurred a charge of $18,836 and $34,579. This compared to $50,539 and $132,369 for the same periods of the previous year. This increase mirrors the increase liabilities which we have assumed to finance our operations.

Liquidity and Capital Resources

     At June 30, 2009, we had $10,119 in cash, as opposed to $23,787 in cash at December 31, 2008. Total cash requirements for operations for the six month period ended June 30, 2009 was $29,668. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2009 will be between $2.0 million to $3.0 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2009 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

     At June 30, 2009, we had total assets of $38,873 compared to total assets of $81,098 at December 31, 2008. The decrease is mainly due to money received from taxes receivable.

     At June 30, 2009, we had total current liabilities of $1,057,320 compared to total current liabilities of $918,524 at December 31, 2008. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note.

     We are party to a lease for our Montreal office (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014.

     On December 31, 2008, we received loans from POMA Management Inc. , a shareholder, in the amount of $450,000. In 2009, the Company received loans from POMA Management Inc., a shareholder, in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 13, 2009
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