Form 10-Q
period 2009-09-30
ECOLOCAP SOLUTIONS INC.
filed 2009-11-17
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009

☐ Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from to

Commission File Number: 000-31165

ECOLOCAP SOLUTIONS INC.
(formerly known as XL GENERATION INTERNATIONAL INC.)
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of
Incorporation or Organization)

1250 S. Grove Ave
Suite 308
Barrington, Illinois, 60010
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

The Issuer had 98,563,739 shares of Common Stock, par value $.001, outstanding as of November 14, 2009.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$29,129	$23,787
Accounts receivable	370,060	-
Taxes receivable	8,318	31,658
Prepaid expenses and sundry current assets	145,401	6,001

TOTAL CURRENT ASSETS	552,908	61,446

INTANGIBLE ASSETS (note 7 and note 14)	5,463,333	-
Goodwill ( note 14 )	7,425,000	-

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	14,834	19,652

TOTAL ASSETS	$13,456,075	$81,098

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payables’ (note 9)	346,887	250,000
Note payable-stockholder (note 10)	451,000	450,000
Accrued expenses and sundry current
Liabilities (note 8)	764,859	218,524

TOTAL CURRENT LIABILITIES	$1,562,746	$918,524

STOCKHOLDERS' EQUITY
Common stock	$160,737	$106,737
Additional paid in capital	29,865,967	22,747,967
Accumulated Deficit	(23,966,808)	(23,692,130)
Minority Interests	5,833,433	-

TOTAL STOCKHOLDERS' DEFICIENCY	$11,893,329	$(837,426)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$13,456,075	$81,098

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2009 and 2008 and
Three months ended September 30, 2009 and 2008
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

SALES	$765,000	$-	$765,000	$-

COSTS AND EXPENSES:
Cost of sales	406,000	-	406,000	-
Selling, general and administrative	342,651	680,094	208,904	277,437
Amortization (note 7)	26,667	-	26,667	-
Reserve for compensation expense (note 12)	-	3,500,000	-	-
Interest-stockholder	35,494	145,712	915	13,343
Foreign exchange loss (gain)	7,030	4,209	(5,665)	2,550

TOTAL COSTS AND EXPENSES	817,842	4,330,015	636,821	293,330

Minority interest	(221,836)	-	(221,836)	-

NET(LOSS)	$(274,678)	$(4,330,015)	$(93,657)	$(293,330)

Net Loss Per Share	$(0.00)	$(0.11)	$(0.00)	$(0.01)

Average weighted Number of Shares	47,797,739	39,951,254	55,513,739	42,617,906

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months ended September 30, 2009 and 2008
(unaudited)
	September 30	September 30
	2009	2008

Net loss	$(274,678)	$(4,330,015)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	31,485	3,096

Reserve for compensation expense	-	3,500,000
Issuance of common stock in exchange of debt	-	3,137
Issuance of common stock	54,000	250
Premium on issuance of common stock	7,118,000	3,208,913
Loans payable stockholders	-	(3,019,332)
Accrued interests-stockholder	34,324	27,000

Intangible assets	(5,490,000)	-
Goodwill	(7,425,000)	-
Minority interest	5,833,433	-

Changes in operating assets and liabilities:
Accounts receivable	(370,060)	-
Taxes receivable	23,340	-
Prepaid expenses and sundry current assets	(139,400)	(6,001)
Accrued expenses and sundry current liabilities	512,011	18,028

Net cash used by operating activities	$(92,545)	$(594,924)

Investing activities
Acquisitions of property and equipment	-	(24,355)
Net cash used in investing activities	$-	$(24,355)

Financing activities

Stock payable	-	-
Proceeds of loans payable stockholders	97,887	575,000

Net cash provided by financing activities	$97,887	$575,000

Increase (decrease) in cash	5,342	(44,279)

Cash-beginning of period	23,787	166,470

Cash-end of period	$29,129	$122,191

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Regulation S-X. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

NOTE 2- NATURE OF BUSINESS

EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in reduced emissions by 60%, reduced fuel consumption by 40%, and cut costs by up to 25%.

MBT CNT-Battery

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable power solutions that will increase efficiency, lower operating costs, and reduce emissions. Our proprietary technology modifies the fabrication of lead acid batteries by applying a highly-conductive carbon nano tube coating to the anode and cathode cells.  As a result, conductive surface area is increased by a factor of billions and electricity is carried out more efficiently. The CNT-Battery’s advanced technology demonstrates eight times the reserve capacity of traditional lead acid batteries, two and a half times the energy density of lithium-ion batteries, and a recharge time of just five minutes; all at a fraction of the cost of lithium-ion batteries.

CER

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

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries EcoloCap Solutions Canada Inc. and Micro Bubble Technologies Inc. after the elimination of inter-company accounts and transactions.

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

NOTE 4-SUBSEQUENT EVENTS

We have evaluated events after the date of these consolidatedfinancial statements through November 14 2009, the date that these statements were available to be issued. There were no material subsequent events as of that date.

NOTE 5-GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2009 and 2008 the Company has incurred loss of $274,678 and loss of $4,330,015 respectively. The Company has negative working capital of $1,009,838 compared to $857,078 at December 31, 2008 and a stockholders equity of $11,893,329 compared to a stockholders deficiency of $837,426 at December 31, 2008. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 5 years.

September 30,
2009
Furniture & fixtures - 5 years	12,701
Computer equipment - 3 years	11,654
$24,355

Less : accumulated depreciation	9,521

Balance September 30, 2009	$14,834

NOTE 7 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years.

September 30,
2009

Intangible assets – 15 years	2,130,000
Intangible assets -- 10 years	3,360,000
$5,490,000

Less : accumulated amortization	26,667

Balance September 30, 2009	$5,463,333

NOTE 8--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at September 30:

2009
Accrued interest-stockholder	$34,324
Accrued operating expenses	730,535
$764,859

NOTE 9--NOTE PAYABLES’

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. In 2009, the Company received loans from Capex Investments Limited in the amount of $39,887. These loans carry an interest of 10% and are payable on demand. In 2009, the Company received loans from an individual in the amount of $57,000. These loans carry an interest of 1,63% and are payable on demand.

NOTE 10--NOTE PAYABLE – STOCKHOLDER

In 2008, the Company received loans from POMA Management Inc., a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA Management Inc. in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

Amounts owed to stockholders at September 30, are as follows:

2009
Payable POMA Management Inc.	$451,000
Payable stockholder	$451,000

NOTE 11 -CAPITAL STOCK

The company is authorized to issue 100,000,000 shares of common stock (par value $0.001) of which 98,563,739 were issued and outstanding as of September 30, 2009.

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

On September 8, 2009, we issued 750,000 restricted shares of common stock to Tri Vu Truong, our former president and CEO as consideration for services rendered to us in the past.

On September 10, 2009, we completed our Securities Shares Exchange Agreement (the "Agreement") with shareholders of Micro Bubble Technologies Inc. and issued a total of 54,000,000 restricted shares of our common stock to nine shareholders of Micro Bubble Technologies Inc. ("Micro Bubble"). The foregoing nine shareholders delivered 1,100 shares of Micro Bubble which constituted 55% of the total outstanding shares of common stock of Micro Bubble. Micro Bubble thereby became a subsidiary corporation.

NOTE 12-STOCK-BASED COMPENSATION EXPENSE

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock. For the year ended December 31, 2008, the Company recorded compensation expense of $3,839,000. As of September 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation.

A summary of option activity for the six month period ended September 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding at December 31, 2008	1,465,000	$1,10	5.24
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at September 30, 2009	1,465,000	$1.10	5.24

Exercisable at September 30, 2009	1,465.000	$1.10	5.24

NOTE 13 -INCOME TAXES

As of September 30, 2009 the company had net operating loss carryforwards of approximately $22,764,000.

Components of deferred tax assets and liabilities at September 30, 2009 are as follows:

Deferred tax asset	$7,739,760
Valuation allowance	(7,739,760)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 14 –ACQUISITION OF MICRO BUBBLE

On September 10, 2009, the Company completed the acquisition of 55% of Micro Bubble, a leading provider of reference data to the Italian financial industry, for a purchase price of $7,172,000 in common shares of the Company. This acquisition was funded from common stock. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by “SFAS 141”, as additional information becomes known or payments are made.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years. In connection with the acquisition, the Company recorded $7,425,000 of goodwill. The Company’s financial statements include the results of operations of Micro Bubble subsequent to the acquisition date.

Micro Bubble, developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies. It also developed and manufactures the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time. The acquisition of this business will enable the Company to expand its reference in an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products.

The acquisition was accounted for as follows (in thousands):

Assets:
Other assets	5,490
Goodwill	7,425

$12,915
Liabilities:

Minority interest	$5,743

Total Purchase Price	$7,172

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year.

NOTE 16 -RELATED PARTY TRANSACTIONS

On December 31, 2008, the Company had received loans from POMA Management Inc., a shareholder, in the amount of $450,000.

In 2009, the Company received loans from POMA Management Inc., a shareholder, in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

NOTE 17 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2009, the FASB issued the Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“Codification”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Codification was effective for the Company in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

NOTE 18 – LITIGATION

As of the filling of the present report on form 10Q, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

     On November 13, 2007, we changed our name from “XL Generation International Inc.” to “Ecolocap Solutions Inc.” Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol ECOS.

Business Plan

     EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

MBT M-Fuel

     EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in reduced emissions by 60%, reduced fuel consumption by 40%, and cut costs by up to 25%.

MBT CNT-Battery

     EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable power solutions that will increase efficiency, lower operating costs, and reduce emissions. Our proprietary technology modifies the fabrication of lead acid batteries by applying a highly-conductive carbon nano tube coating to the anode and cathode cells.  As a result, conductive surface area is increased by a factor of billions and electricity is carried out more efficiently. The CNT-Battery’s advanced technology demonstrates eight times the reserve capacity of traditional lead acid batteries, two and a half times the energy density of lithium-ion batteries, and a recharge time of just five minutes; all at a fraction of the cost of lithium-ion batteries.

CER

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

Results of Operations
For the Three and Nine Month Period ended September 30, 2009

Overview

     We posted net losses of $93,657 and $274,678 respectively for the three and the nine month periods ended September 30, 2009 as compared to net loss of $293,330 and $4,330,015 for the comparable period of 2008. The loss resulted from operating expenses. In 2008 the loss resulted from the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

     Ecolocap Solutions CEO had many discussions and email exchange to follow up and update the status and development of the 11 ERPA (Emission Reduction Purchase Agreement) contracts signed in Vietnam.

     The Company has started intense discussions with CANTOR CO2 LLC, a major CER broker, in order to accelerate the project development and to help CER project owners find financing though potential investors, brokers and CER buyers.

     In September, 2009, EcoloCap Solutions Inc. (“ECOS”) and Micro Bubble Technologies Inc. (“MBT”) representatives entered into an Agreement for "ECOS" to acquire 55% of the paid and outstanding shares of Common Stock of "MBT". On September 10, 2009, we completed our Securities Shares Exchange Agreement (the "Agreement") with shareholders of Micro Bubble Technologies Inc. and issued a total of 54,000,000 restricted shares of our common stock to nine shareholders of Micro Bubble Technologies Inc. ("Micro Bubble"). The foregoing nine shareholders delivered 1,100 shares of Micro Bubble which constituted 55% of the total outstanding shares of common stock of Micro Bubble. Micro Bubble thereby became a subsidiary corporation.

     Micro Bubble Technologies Inc. has signed a multi-million dollar distribution agreement with HALO Renewable Energy LLC ("Halo"), of Portland, OR. Halo has obtained distribution rights of the CNT-Battery for "non-wheeled" applications in North America, in addition to the U.S distribution rights to MBT's M-Fuel.

Sales

     For the three and six month period ended September 30, 2009 we had revenues of $765,000. This compared to no gross revenues for the same periods of 2008.

Total Cost and Expenses

     For the three and nine month periods ended September 30, 2009, we incurred total costs and expenses of $636,821 and $817,842. This compared to $293,330 and $4,330,015 for the same periods of 2008. The decrease in total cost and expenses resulted from the signature in 2008 of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

 Selling, General and Administration

     For the three and nine month periods ended September 30, 2009, we incurred selling, general and administration expenses of $208,904 and $342,651. This compared to $277,437 and $680,094 for the same periods last year. The decrease was due to the layoff of all of the Company’s staff in 2008. We have undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Interest

     We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2009, we incurred a charge of $915 and $35,494. This compared to $13,343 and $145,712 for the same periods of the previous year. This increase mirrors the increase liabilities which we have assumed to finance our operations.

Liquidity and Capital Resources

     At September 30, 2009, we had $29,129 in cash, as opposed to $23,787 in cash at December 31, 2008. Total cash requirements for operations for the nine month period ended September 30, 2009 was $92,545. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2009 will be between $1.0 million to $5.0 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

     At September 30, 2009, we had total assets of $13,456,075 compared to total assets of $81,098 at December 31, 2008. The increase is mainly due to the intangible assets and goodwill from the acquisition of Micro Bubble Technologies inc.

     At September 30, 2009, we had total current liabilities of $1,562,746 compared to total current liabilities of $918,524 at December 31, 2008. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ECOLOCAP SOLUTIONS INC.
Formerly, XL GENERATION INTERNATIONAL INC.
November 16, 2009
	By:	MICHAEL SIEGEL
		Name:	Michael Siegel
		Title:	Principal Executive Officer

	By:	MICHEL ST-PIERRE
		Name:	Michel St-Pierre
		Title:	Acting Principal Financial Officer and
Acting Principal Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.