Form 10-K
period 2009-12-31
ECOLOCAP SOLUTIONS INC.
filed 2010-04-15
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2009

Commission File Number: 000-31165

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
Yes [  ]  No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [  ]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 15, 2010 - $107,243,642

PART I.

ITEM 1.	BUSINESS

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

XL Generation was the holding company of a Swiss entity, XL Generation AG, which was the marketer of an artificial sport surface called “XL Turf.”  We aspired to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Our vision was to develop a variety of products other than for sports, aimed at all types of play space, including for landscape and playgrounds. Due to litigation and because of the severe deterioration of our brand name and the poor quality of the products produced at XL Generation AG’s request by its subcontract manufacturer, who produce a poor quality which did not meet the specifications XL Generation AG requested. Also for each shipment the quality surveyor’s at the production plant failed causing deterioration of the brand name XL Turf and XL Generation AG in particular in the European market., our board of directors decided that it was in our best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business.

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

    On September 10, 2009, the Company completed the acquisition of 55% of Micro Bubble Technologies (MBT), a  provider of Nano technology, for a purchase price of $7,172,000 in common shares of the Company. This acquisition was funded from common stock. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by “SFAS 141”, as additional information becomes known or payments are made.

    Micro Bubble developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies and the NPW machine that converts waste organic oils into biodiesel and pure glycerine.. It also developed the Carbon Nano Tube Battery (CNT-Battery), and the Nano Li- Battery both  fully recyclable, rechargeable batteries that far exceeds the performance capabilities of any existing battery on the market at this time. The acquisition of this business will enable the Company to expand its reference in an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products.

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

Our Business

EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following area s:

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a emulsion of 60% heavy oil, 40%, and a 1% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in average reduced gas emissions by 60%, particulate emissions by 98%  reduces fuel consumption by 40%, and cut costs by up to 25%.

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

Nano Li Battery

The Nano Li battery utilizing new anode and cathode materials is the least expensive and highest Whr/Kg of any comparable Li type battery.

NPW Machine

NPW Series biodiesel processing machines.  Our new processing technology will allow customers to utilize cheaper feedstock, reduce production cost /gallon, and produce biodiesel exceeding all ASTM specs.  Our NPW Series processing technology will convert a multitude of fats, oils and greases, virgin and waste, into 100% high quality ASTM specification biodiesel.  Most equipment providers must first approve feedstock to ensure biodiesel quality.  We do not need to approve biodiesel and there is no limit on the degree of waste oil that can be processed.  (Up to 99.2% FFA Feedstock).  A secondary process is recovers glycerin as a production by product.  We also have an additional Glycerin Refining Machine that can make several grades of glycerin to meet applications designated by the customer.

CER

Recognizing the opportunities created by the Kyoto Protocol Exchange Mechanisms, EcoloCap Solutions Canada Inc. a 100% wholly owned subsidiary of EcoloCap Solutions Inc. has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs. EcoloCap brings together the know-how, capital, technology.

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

EcoloCap's business is to prepare documentations for CER projects under Clean Development Mechanisms following the signing of an ERPA (Emission Reduction Purchase Agreement) contracts.

Over the last months, Ecolocap Solutions management team has pursued the development of the Company in three main activity sectors:

Our Current Operations

During the past year, the economic crisis has slowed down the CER projects development market. From the beginning of the year and until the end of the second quarter, most of the investors have secured their initial investments and stalled new investments in the carbon credit business. In the third quarter, following the economic pickup, the carbon credit business has started to move and investors have been looking for investment projects.

Ecolocap Solutions Canada CEO went back to Vietnam and China to reactivate discussions and negotiations for its portfolio of existing projects. After a few trips, discussions and negotiations that occurred over the past six months, 8 ERPA (Emission Reduction Purchase Agreement) contracts were reactivated in Vietnam.

During the past six months our CEO, accompanied by BEWTE (scouting agency) personnel, have visited over 10 potential sites. Of those visits, EcoloCap Solutions Canada is presently negotiating which 5 potential projects owners.

During the past year, MBT has prepared to launch its new CNT Battery and deseminated independent test results the verify the claims mad by Ecolocap per the Li Battery. Ecolocap  has continued to market its M-Fuel technology internationally through direct sales and distribution agreements that are signed or in the final stages of completion. These agreements have taken place in industries ranging from maritime to telecommunications.

Ecolocap also introduced the biodiesel process and is presently undergoing contract negotiations for multiple installations.

The Nano Li Battery promise to change the panorama of the energy storage market in the near-term by offering superior performance compared to existing lithium-ion batteries and greatly reduced prices. Several industries, including the telecommunications industry, have been receptive with either substantial orders or serious demonstrations of interest.

In independent laboratory testing, Nano Li Batteries have proven, will deliver up to 140% the reserve capacity of a lithium-ion battery, while taking only ten minutes to recharge, as compared to five to 12 hours for standard batteries.

                MBT has also developed a new process that blends non-miscible liquids (oil and water) on a submicron level in order to create a new non-emulsified fuel product that it calls EM-Fuel. This fuel has been tested over the past two years on internal and external combustion engines that burn kerosene, diesel, bio-diesel, waste oil, and heavy “bunker” oils. EM-Fuel has numerous diesel applications, including marine, wheeled vehicles, and open furnaces.

                Laboratory and actual in use measurements have demonstrated a 25% reduction in cost for fuel and maintenance, while reducing particulate CO2 and NOx emissions by 60%. The M-Fuel can also be used without any modification of the engine or furnace burning the oil.

                Ecolocap Solutions has conducted an analysis of MBT M-Fuels impact on the environment in relation to its carbon credit earning potential, and the economic significance for M-Fuel users.

                MBT’s M-Fuel has been proven through initials laboratory tests and on site usage to reduce fuel costs by some 25%, depending on the cost of pre-processed fuel.  In addition, it reduces the emission of greenhouse gases on an average of 60%, resulting in the creation of an important source of Certified Emission Reduction (CER) credits.  Potential M-Fuel users such as, fleet operators of buses, trucks, boats, heavy equipment, and fixed machinery, will financially benefit not only from the considerable fuel cost savings, but from CER generated income as well.

The Company has prepared preliminary comparative testing results on the MBT Nano – Li Battery. These preliminary test results clearly demonstrate the CNT-Battery’s enhanced performance characteristics.

                The Company held an event at its Korean factory on Tuesday November 3, 2009, to showcase its two core technologies, M-Fuel and the CNT-Battery, for the first time to the public.

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

Financing, Project financing and CER sales

In order to help CER project owners and to accelerate the project development, Ecolocap Solutions Canada has started discussions with potential investors, brokers and CER buyers. On December 30, 2009,  EcoloCap Solutions has entered into a Partnership Agreement with Gazprom Marketing and Trading to finance and prepare the registration process of EcoloCap's portfolio of existing and potential Certified Emission Reductions (CERs) under the Clean Development Mechanism (CDM).

As of March 31, 2010, the due diligence of   the first 9 Projects under the above mentioned Agreement are now under way with all concerned parties, that should be concluded in the next two months.

 EcoloCap will receive a fee corresponding to a price per unit of CER generating from the sale of the CER of these projects.

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

Our Vision

EcoloCap brings together the innovation, engineering, and industry knowledge to create products that have a significant—constructive and quantifiable—impact on the environment, while cost-effectively enhancing intrinsic performance characteristics.   With these ground-breaking alternative energy products , EcoloCap is uniquely positioned to unleash the power of nanotechnology and revolutionize the world largest markets, and will be recognized as a leading provider of emission reduction solutions, eco technologies and services which generate financial gains from greenhouse gas emissions reduction.

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

On-Road Transportation: EV/PHEV, trucks, buses, public fleets, mass transit fleets, private fleets

Off-Road Transportation: marine engines, locomotives, construction equipment

Power Generation: cell towers, data centers, apartments complexes, hospitals, universities

Grid Stabilization: utilities, energy services, systems operators, merchant operators, municipalities
Industrial: power plants, manufacturing plants, boilers, furnaces, turbines, driers, kilns

Government: military, defense contractors, systems integrators, aerospace, propulsion systems

Carbon Credits: Hydro Power, landfill, biomass valorization, industrial improvement, mass transportation

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

The MBT batteries will be undergoing full destructive testing and should be completed by the end of the 3rd quarter.  At the present time the only regulations that may affect the MBT Nano Li battery is the transportation by passenger plane.  Once destruction testing demonstrates the safety of the batteries they should be allowed to be transported passenger plane.

                We will be seeking final approval by CARB to burn M-Fuel in California.

Acquisitions

We plan to sign other ERPA in the future. We have not identified any additional acquisitions at this time.

Competition

There are many battery manufactures and types of batteries.  The battery market is defined by the mission and cost.  To date there is no direct comparison for our batteries and we plan to initially impact the mission sensitive projects.

The M-Fuel technology is unique and is superior to any type of emulsion fuel at reduced selling process than the pre-processed fuel.  In our process we recover the free SOx and NOx present in fuel before processing. No other emulsion process cleans the fuel.  This process will also be marketed as a stand alone process for the elimination of Sulphur from fuel oil.

The bio-diesel processing system makes diesel biodiesel from wasted fats.  The MBT process is superior to competing process and at 25% of the cost.  The MBT process is the only process that produces 99% pure glycerine by product.

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

Dated as of December 30, 2009 and effective immediately, Ecolocap Solutions Canada Inc. (“EcoloCap”) and Gazprom Marketing and Trading and its affiliates (“GazProm”) entered into a partnership agreement for the development of CDM projects in Asia.

                On September 16, 2009, we announced that our new subsidiary, Micro Bubble Technology (“MBT”), has signed an agreement with Next-Alternative Inc., subject to the payment of $2 million in return for the exclusive right to market and distribute MBT’s Carbon Nano Tube Battery for wheeled applications in North America.  In addition, Next-Alternative is a distributor for MBT’s EM Fuel, has sold an EM-Fuel Nanomizer to make EM-Fuel for use in Montreal..

                On October 6, 2009, we announced that our subsidiary, Micro Bubble Technology (“MBT”), has further enhanced distribution of its Carbon Nano Tube Battery (CNT-Battery) by signing a multi-million dollar distribution agreement with HALO Renewable Energy LLC ("Halo"), of Portland, OR.

ITEM 1A.               RISK FACTORS

We were unsuccessful in manufacturing artificial surfaces, and we have changed our business direction from manufacturing artificial surfaces to reducing carbon emission.

                We were unsuccessful in our original business endeavour of manufacturing artificial surfaces. There can be no assurance that we will be successful in our new business direction of reducing carbon emission. As such you could lose your investment.

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

We rely heavily on our executive management and key employees to provide services and for continued business development, including, in particular, our officers and directors, Mr. Tri Vu Truong, Mr. Michel St-Pierre, Mr. Claude Pellerin, Mr. Mark Lawson, Michael Siegel, Robert Egger and Jeung Kwak. The Company requires senior management who, in addition to possessing the appropriate skills, will be required to spend time in Asia. At the present time, we do not have employment agreements with any of our officers and directors. Our business could be materially adversely affected if a number of our executive officers, managers and other key employees were to leave us and if we were unable to attract and retain qualified replacements.

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

Because We May Not Be Able To Adapt To Changing Market Conditions Or Endure Any Decline In The Carbon Reduction Emission Industry.

Our success depends on our ability to sign ERPA with projects owners.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Barrington IL for 1,950 per month. The Company believes that its current office facilities will not be sufficient for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2009, at a special meeting of shareholders, our shareholders approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.  The vote was 64,283,000 in favor, 1,000,000 against, and 0 abstained.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol "ECOS".

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2009	$0.66	0.17
September 30, 2009	$0.25	0.11
June 30, 2009	$0.39	0.04
March 31, 2009	$0.25	0.03
December 31, 2008	$0.46	0.11
September 30, 2008	$0.85	0.30
June 30, 2008	$0.80	0.42
March 31, 2008	$1.40	0.45
December 31, 2007	$1.88	0.55
September 30, 2007	$0.55	0.32
June 30, 2007	$1.34	0.25
March 31, 2007	$0.35	0.35

Holders

As of March 31, 2010, we had forty three stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

On March 31, 2008, we filed a new Equity Incentive Plan (the “Plan”), effective as of March 31, 2008. On March 30, 2006, we adopted the 2006 Equity Incentive Plan (the “Plan”), effective as of March 24, 2006. Under the Plan, we may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of our common stock that may be issued under the Plan is 2,000,000 shares. Our officers, directors, employees and consultants, as well as those of our subsidiaries, may participate in the Plan, as our Compensation Committee may deem to be advisable and in our best interests. No one individual may be awarded options to purchase more than 500,000 shares in any one fiscal year. No one individual may be granted more than 250,000 shares in any one fiscal year. The terms and conditions of each grant shall be as set forth in an award agreement approved by the Compensation Committee.

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

None.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbour provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

On November 13, 2007, we changed our name from “XL Generation International Inc.” to “Ecolocap Solutions Inc.” Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol ECOS.

Over the past three months the Company CEO went to Vietnam to reactivate discussions and negotiations for its portfolio of existing projects. After a few trips, discussions and negotiations that occurred over the past six months, 8 ERPA (Emission Reduction Purchase Agreement) contracts were reactivated in Vietnam.

During the past year, Micro Bubble Technologies (MBT) has prepared to launch its new CNT Battery and has continued to market its M-Fuel technology internationally through distribution agreements that are signed or in the final stages of completion. These agreements have taken place in industries ranging from maritime to telecommunications.

We have sent our CNT Batteries to independent laboratory testing, CNT Batteries have proven, for the same price as a traditional lead-acid battery, will deliver up to 8 times the reserve capacity of a lead-acid battery and 2.5 times that of a lithium-ion battery, while taking only ten minutes to recharge, as compared to five to 12 hours for standard batteries.

MBT has also developed a new process that blends non-miscible liquids (oil and water) on a submicron level in order to create a new non-emulsified fuel product that it calls EM-Fuel. Laboratory and actual in use measurements have demonstrated a 25% reduction in cost for fuel and maintenance, while reducing particulate CO2 and NOx emissions by 60%. The M-Fuel can also be used without any modification of the engine or furnace burning the oil.

In September 2009, MBT has signed an agreement with Next-Alternative Inc, which agreed to pay $2 million in return for the exclusive right to market and distribute MBT’s Carbon Nano Tube Battery for wheeled applications in North America.

In November 2009, MBT held a Product Event Showcase in Seoul, South Korea. Participants spent time in meetings with EcoloCap representatives going over the numerous business opportunities available to them.  Target markets and applications were discussed at length as were the various scenarios of large scale product implementation.

In December2009, Ecolocap Solutions Canada signed a partnership agreement with Gazprom Marketing and Trading, for the development of CDM Projects in Asia. January 25, 2010.

In January 2010, MBT delivered its first Lithium X batteries to Halo Renewable Energy of Seattle, WA. Halo will conduct preliminary testing in collaboration with a major potential customer.

In February 2010, MBT announced that it has signed an agreement with Exponent Inc. Engineering and Scientific Consulting of Phoenix, AZ to test EcoloCap's newly announced Lithium X battery.

Business Plan

MBT is in the process of locating a site to build its first battery factory in Korea.  MBT is also in discussion with various international companies for joint ventures in battery production.  MBT will be delivering 60 test batteries to an international communications company and a European bus company.  MBT plans to start testing M-Fuel in California by the third quarter of 2010 for approval of the California Air Resources Board.

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

Results of Operations

For the Twelve Month Period ended December 31, 2009

Overview

We posted net losses of $1,047,438 for the year ended December 31, 2009 as compared to net gains of $4,939,044 last year. The loss resulted mainly from selling, general and administrative expenses, research and product development of the Nano Li Battery and the M-Fuel technology. Last year loss was caused by the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

During the past year, the economic crisis has slowed down the CER projects development market. From the beginning of the year and until the end of the second quarter, most of the investors have secured their initial investments and stalled new investments in the carbon credit business. In the third quarter, following the economic pickup, the carbon credit business has started to move and investors have been looking for investment projects.

Ecolocap Solutions Canada CEO went back to Vietnam and China to reactivate discussions and negotiations for its portfolio of existing projects. After a few trips, discussions and negotiations that occurred over the past six months, 8 ERPA (Emission Reduction Purchase Agreement) contracts were reactivated in Vietnam.

In order to help CER project owners and to accelerate the project development, Ecolcoap Solutions has started discussions with potential investors, brokers and CER buyers. On December 30, 2009  EcoloCap Solutions has entered into a Partnership Agreement with Gazprom Marketing and Trading, tofinance and prepare the registration process of EcoloCap's growing portfolio of existing and potential Certified Emission Reductions (CERs) under the Clean Development Mechanism (CDM).

As of March 31, 2010, the due diligence of the projects under the abovementioned agreement is now under way; that should be concluded in the next two months.

For the year ended December 31, 2009, the Company has spent $265,000 in salaries, $32,700 in travel, $71,400 in rent, $258,000 in compensation expense and $91,400 in professional fees.

 Sales

For the year ended December 31, 2009 we had no gross revenues.

Total Cost and Expenses

For the year ended December 31, 2009, we incurred total costs and expenses of $1,047,438. This compared to $4,939,044 for last year. The decrease in total cost and expenses resulted from the signature in 2008 of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

 Selling, General and Administration

For the year ended December 31, 2009, we incurred selling, general and administration expenses of $563,519. This compared $939,873for last year. The decrease resulted from the former CEO salary being paid in Company stock (compensation expense) and reduction of the development expenses $10,000.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2009, we charged $42,705. This compared to $162,146 for last year. The decrease is caused by the conversion of $701,000 of debt into common shares and the loans of $447,096 from stockholders at 5% interest.

 Liquidity and Capital Resources

At December 31, 2009, we had $1,944 in cash, as opposed to $23,787 in cash at December 31, 2008. Total cash requirements for operations for the twelve month period ended December 31, 2009 was $911,284. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2010 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2010 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At December 31, 2009, we had total assets of $13,406,591 compared to total assets of $81,098. The increase is mainly due to the acquisition of Intangible assets and Goodwill ($12,766,589) and Deposit on machinery ($609,823).

At December 31, 2009, we had total current liabilities of $2,435,558 compared to total current liabilities of 918,524 at December 31, 2008. The liabilities are mainly due to (i) accrued operational costs ($391,177), (ii) customer deposit ($454,940) and (iii) loan notes from shareholders ($1,402,055).

We are party to a lease for our Montreal office (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been provisioned in the Financial Statements.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending December 31, 2009. With respect to the unaudited year ending December 31, 2009, we incurred losses of $1,047,438 (compared with losses of $4,939,044 for the same period last year). We had negative working capital for the year ending December 31, 2009 of $1,808,483 (compared with $837,426 for the same period last year), and a stockholders' equity of $10,971,033 unaudited as of December 31, 2009 (compared with a stockholders' deficiency of $837,426 audited as of December 31, 2008). All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of December 31, 2009, our auditors may issue an opinion in their audit report for the year ended December 31, 2009 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

Contractual Obligations

The Company is a party to a lease for its Montreal office, at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been provisioned in the Financial Statements. The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

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

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED BALANCE SHEET
December 31,

	2009	2008

ASSETS

CURRENT ASSETS
Cash	$1,944	$23,787
Taxes Receivable	730	31,658
Deposit on machinery	609,823	-
Prepaid expenses and sundry current assets	14,578	6,001

TOTAL CURRENT ASSETS	627,075	61,446

INTANGIBLE ASSETS ( note 5 and 12 )	5,341,289	-
GOODWILL ( note 12 )	7,425,000	-

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	13,227	19,652

TOTAL ASSETS	$13,406,591	$81,098

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Customer deposits	454,940	-
Stock subscription payable	140,000	-
Note payable (note 7)	47,386	250,000
Note payable-stockholders (note 8)	1,402,055	450,000
Accrued expenses and sundry current liabilities (note 6)	391,177	218,524

TOTAL CURRENT LIABILITIES	$2,435,558	$918,524

STOCKHOLDERS' (DEFICIENCY)
Common stock	$162,387	$106,737
Additional paid in capital	30,132,317	22,747,967
Accumulated Deficit	(24,590,940)	(23,692,130)
	5,703,764	(837,426)
Non-controlling interest	5,267,269	-

TOTAL STOCKHOLDERS' (DEFICIENCY)	$10,971,033	$(837,426)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,406,591	$81,098

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY
Year ended December 2009 and 2008

Stockholders Equity
Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,001	Additional paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Non-controlling interest	Total
January 1, 2006	29,999,333	$92,923	$4,195,467	$(7,311,239)	$262,403	-	$ (2,760,446)
Proceeds from the issuance of common stock	3,342,111	3,342	8,449,254		-	-	8,452,596
Shares issued for settlement of a debt	1,236,824	1,237					1,237
Stock options			684,634				684,634
Net Loss		-	-	(17,748,354)		-	(17,748,354)
Other comprehensive Loss					(41,940)		(41,940)
December 31,2006	34,578,268	$97,502	$$13,329,355	$(25,059,593)	$220,463	-	$ (11,412,273)
Proceeds from the issuance of Common stock	990,000	990	1,002,410	-	-	-	1,003,400
Stock options			1,372,897			-	1,372,897
Net Gain		-	-	6,306,507		-	6,306,507
Other comprehensive Income					(220,463)	-	(220,463)
December 31,2007	35,568,268	$98,492	$15,704,662	$(18,753,086)	$-	-	$ (2,949,932)
Shares issued for settlement of services	4,500,000	4,500	3,834,500			-	3,839,000
Shares issued following exercise of stock options	25,000	25	225			-	250
Proceeds from the issuance of Common stock	250,000	250	74,750	-	-	-	75,000
Shares issued for settlement of a debt	3,470,471	3,470	3,133,830			-	3,137,300
Net Loss		-	-	(4,939,044)		-	(4,939,044)

December 31,2008	43,813,739	$106,737	$22,747,967	$(23,692,130)	$-	-	$ (837,426)
Shares issued following acquisition	54,000,000	54,000	7,118,000			-	7,172,000
Shares issued for settlement of services	1,650,000	1,650	266,350			-	268,000

Net Loss		-	-	(898,810)		5,267,269	(898,810)
December 31,2009	99,463,739	$162,387	$30,132,317	$(24,590,940)	$-	5,267,269	$ (10,971,033)

F-2

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 2009, 2008, and 2007

	2009	2008

SALES	$-	$-

COSTS AND EXPENSES: Cost of sales	-	-
Selling, general and administrative	563,519	939,873
Amortization ( note 5 )	148,711	-
Gain on settlement of debts-foreign
Subsidiary
Compensation expense-Note 10	258,000	3,839,000
Interest	42,705	162,146
Foreign exchange loss (gain)	34,503	(1,975

TOTAL COSTS AND EXPENSES	1,047,438	4,939,044

NET (LOSS) GAIN	$(1,047,438)	$(4,939,044	$

Attributable To:
Ecolocap Solutions	(898,810)	(4,939,044
Non-controlling interest	(148,628)	-

Net (Loss) Gain Per Share	$(0.01)	$(0.12	$

Average weighted Number of Shares	60,744,295	40,945,348

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2009 and 2008

	2009	2008
Net (loss) gain	$(898,810)	$(4,939,044)

Adjustment to reconcile net income to net cash used in
operating activities
Depreciation and amortization	155,136	4,702

Issuance of common stock in exchange of services	1,650	3,470
Premium on issuance of common stock for services	266,350	3,133,830
Stock based compensation	-	3,839,000
Pre-acquisition loss in acquired subsidary	(475,731)	-
Unrealized foreign exchange
Proceeds (repayments) of loans shareholders	-	(3,019,332)
Goodwill	(7,425,000)	-
Accrued interests loan shareholders

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	(8,577)	(6,001)
Taxes Receivable	30,928	(31,658)
Deposit on machinery	(609,823)	-
Customer deposit	454,940	-
Accrued expenses and sundry current liabilities	172,653	121,455

Net cash used by operating activities	$(911,284)	$(893,578)

Investing activities
		-
Acquisitions of property and equipment	-	(24,355)

Net cash used in investing activities	$-	$(24,355)

Financing activities

Stock payable	140,000

Issuance of common stock	-	275
Premium on issuance of common stock	-	74,975

Sale of common stock
Proceeds of loans payable	(202,614)	250,000
Proceeds of loans payable shareholder	952,055	450,000

Net cash provide by financing activities	$889,441	$775,250

(Decrease) increase in cash	(21,843)	(142,683)

Cash- beginning of period	23,787	166,470

Cash - end of period	$1,944	$23,787

Supplemental Disclosure of Cash Flow information
Non cash items:

Stock based compensation	-	3,839,000
Unrealized foreign exchange	-	-
F-4

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in reduced emissions by 60%, reduced fuel consumption by 40%, and cut costs by up to 25%.

MBT -Batteries

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable power solutions that will increase efficiency, lower operating costs, and reduce emissions. Our proprietary technology modifies the fabrication of lead acid batteries by applying a highly-conductive carbon nano tube coating to the anode and cathode cells.  As a result, conductive surface area is increased by a factor of billions and electricity is carried out more efficiently. The CNT-Battery’s advanced technology demonstrates eight times the reserve capacity of traditional lead acid batteries, two and a half times the energy density of lithium-ion batteries, and a recharge time of just five minutes; all at a fraction of the cost of lithium-ion batteries.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries EcoloCap Solutions Canada Inc. and Micro Bubble Technologies Inc. (see note 12) after the elimination of inter-company accounts and transactions.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase.

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Goodwill, other intangibles and long-lived assets

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Current authoritative guidance requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future

Impairment:

At each reporting date, the Company assesses whether there is any indication that its intangible assets, or property, plant and equipment are impaired. If any such indication exists, the Group estimates the recoverable amount of the asset and the impairment loss if any. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. If an asset does not generate cash flows that are independent from those of other assets or groups of assets, recoverable amount is determined for the cash-generating unit to which the asset belongs. The recoverable amount of an asset is the higher of its fair value less cost to sell and its value in use. Value in use is the present value of future cash flows from the asset or cash-generating unit discounted at a rate that reflects market interest rates adjusted for risks specific to the asset or cash- generating unit that have not been reflected in the estimation of future cash flows. If the recoverable amount of an intangible or tangible asset is less than its carrying value, an impairment loss is recognised immediately in profit or loss and the carrying value of the asset reduced by the amount of the loss. A reversal of an impairment loss on intangible assets (excluding goodwill) or property, plant and equipment is recognised as it arises provided the increased carrying value does not exceed that which it would have been had no impairment loss been recognised. Impairment losses on goodwill are not reversed.

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $1,047,438 for the year ended December 31, 2009. The Company has negative working capital of $1,808,483 and $837,426 at December 31, 2009 and a stockholders’ equity of $10,971,033 at December 31, 2009.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 5 years.

	December 31	December 31,
	2009	2008

Computer equipment--3 yrs	$11,654	$11,654
Furniture & fixtures--5 yrs	12,701	12,701
	$24,355	$24,355

Less: accumulated depreciation	11,128	$4,703

Balance December 31, 2009	$13,227	$19,652

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years.

December 31,
2009

Intangible assets – 15 years	2,130,000
Intangible assets -- 10 years	3,360,000
$ 5,490,000

Less : accumulated amortization	148,711

Balance December 31, 2009	$ 5,341,289

NOTE 6--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2009	2008
Accrued interest	$80,532	$43,041
Accrued operating expenses	310,645	175,483
	$391,177	$218,524

NOTE 7- NOTE PAYABLE

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, Carnavon Trust REG and Larinton Investments S.A.signed an agreement were Carnavon Trust REG transferred its loans plus the accrued interests ($287 500) to Larinton Investments S.A. On July 28, 2009, Larinton Investments S.A.has elected to convert loans of $287 500 into 2,875 000 common shares of the Company. The common shares were issued on February 14, 2010.

In 2009, the Company received loans from Capex Investments Limited in the amount of $47,386. These loans carry an interest of 10% and are payable on demand.

NOTE 8--PAYABLE – STOCKHOLDERS’

In 2008, the Company received loans from POMA Management Inc., a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA Management Inc. in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, POMA Management Inc and Toniland S.A and DT Crystal Holdings Ltd signed an agreement were POMA Management Inc transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal Holdings Ltd ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal Holdings Ltd has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at December 31 is $220 720 (loan $202,950 and $17,770 in accrued interests). In 2009, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $117,454. These loans carry an interest of 10% and are payable on demand. The amount owed to DT Crystal Holdings Ltd at December 31 is $387,224 (loan $365, 504 and $21,720 in accrued interests).

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, Carnavon Trust REG and Larinton Investments S.A.signed an agreement were Carnavon Trust REG transferred its loans plus the accrued interests ($287 500) to Larinton Investments S.A. On July 28, 2009, Larinton Investments S.A.has elected to convert loans of $287 500 into 2,875 000 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Larinton Investments S.A.at December 31 is $287 500 (loan $250,000 and $37,500 in accrued interests).

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1,63% and are payable on demand.

In 2009, the Company received loans from stockholders in the amount of $447,096. These loans carry an interest of 5% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. These loans have no interest and are payable on demand.

Amounts owed to stockholders at December 31, are as follows:

	2009	2008
POMA Management Inc.	-	450,000
Toniland S.A.	202,950	-
DT Crystal Holdings Ltd	365,504	-
Larinton Investments S.A.	250,000	-
Hanscom K Inc.	67,034
SRD Inc.	12,471
Stockholders	504,096
Payable stockholders	$1,402,055	$450,000

NOTE 9 -CAPITAL STOCK

The company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 99, 463,739 were issued and outstanding at of December 31, 2009. As of February 12, 2008, the Company entered into an agreement with United Best Technology Limited (“United”). The agreement is a five (5) year renewable Service Agreement (the “Agreement”) pursuant to which United shall provide advice to undertake for and consult with the Company concerning certain operational areas and shall review and advise the Company regarding Carbon Credits (“CER”) and Clean Development Mechanism projects as well as the Company’s overall progress, needs and condition in those areas, find, negotiate and close contracts and projects for a minimum of Three Million Six Hundred Thousand (3,600,000) CERs that could be certified, traded and delivered and to assist the execution of said contracts or projects by the Company or one of its affiliates. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

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

On May 1, 2009, the Company entered into an agreement with RMN Consulting LLC (“RMN”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which RNM shall provide us with services including but not limited to prepare a report on us, produce a profile page and display the information on the various internet properties it owns, write updates about us when newsworthy events occur and disseminate the updates to the various databases and internet properties of RMN and handle part of our media relations, shareholder and investor communications.. RNM for its services was granted two hundred thousand (250,000) restricted shares of the Company’s common stock The shares were issued on October 27, 2009.

On June 24, 2009, we issued 650,000 restricted shares of common stock to Tri Vu Truong, our former president and CEO as consideration for services rendered to us in the past.

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

On November 30, 2009, at a special meeting of shareholders, our shareholders approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.  The vote was 64,283,000 in favor, 1,000,000 against, and 0 abstained.

NOTE 10-STOCK-BASED COMPENSATION EXPENSE

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

On October 9, 2008, the Company entered into an agreement with Lakeview Consulting LLC (“Lakeview”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which Lakeview shall provide advice to undertake for and consult with the Company concerning management advisement, strategic planning and marketing in connection with its business, together with advisory and consulting related to shareholder management and public relations. Lakeview for its services was granted One Million (1,000,000) restricted shares of the Company’s common stock.For the year ended December 31, 2008, the Company recorded compensation expense of $3,839,000. As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation.

On May 1, 2009, the Company entered into an agreement with RMN Consulting LLC (“RMN”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which RNM shall provide us with services including but not limited to prepare a report on us, produce a profile page and display the information on the various internet properties it owns, write updates about us when newsworthy events occur and disseminate the updates to the various databases and internet properties of RMN and handle part of our media relations, shareholder and investor communications.. RNM for its services was granted two hundred thousand (250,000) restricted shares of the Company’s common stock The shares were issued on October 27, 2009.

On June 24, 2009, we issued 650,000 restricted shares of common stock to Tri Vu Truong, our former president and CEO as consideration for services rendered to us in the past.

On September 8, 2009, we issued 750,000 restricted shares of common stock to Tri Vu Truong, our former president and CEO as consideration for services rendered to us in the past.

A summary of option activity for the year ended December 31, 2009 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2008	1,465,000	$1.10	5.74
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at December 31, 2009	1,465,000	$1.10	4.74

Exercisable at December 31, 2009	1,465,000	$1.10	4.74

NOTE 11 -INCOME TAXES

As of December 31, 2009 the company had net operating loss carry forwards of approximately $2,972,062, of which $21,618,878 was generated through a foreign transaction and was already taken into account in the Foreign Company. These net operating losses are being utilized against the reported income for the year ended December 31, 2009. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at December 31, 2009 are as follows:

	2009	2008

Deferred tax asset	$2,972,062	$1,975,617
Valuation allowance	(2,972,062)	(1,975,617)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 12 –ACQUISITION OF MICRO BUBBLE

On September 10, 2009, the Company completed the acquisition of 55% of MBT, engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies, for a purchase price of $7,172,000 in common shares of the Company. This acquisition was funded from common stock. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by the relevant authoritative guidance, as additional information becomes known or payments are made.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years. In connection with the acquisition, the Company recorded $7,425,000 of goodwill. The Company’s financial statements include the results of operations of MBT subsequent to the acquisition date.

MBT developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies. It also developed and manufactures the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time. The acquisition of this business will enable the Company to expand its reference in an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products.

The acquisition was accounted for as follows (in thousands):

Assets:
Other assets	5,490
Goodwill	7,425

$12,915
Liabilities:

Minority interest	$5,743

Total Purchase Price	$7,172

Business Combinations

Notes to consolidated financial statements

The following unaudited pro forma information summarizes the condensed consolidated balance sheet for the period indicated as if the MBT acquisition has been completed as of the beginning of fiscal 2009. These pro forma amounts are based on the purchase price which has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

	Actual	Pro forma	Proforma
		Adjustments

As of December 31 2008

Current assets	$61,446	$571,161	$632,607
Investment	7,172,000	(7,172,000)	-
Intangible assets		5,490,000	5,490,000
Goodwill		7,425,000	7,425,000
Property & equipment	19,652	-	19,652

Total assets	$7,253,098	$6,314,161	$13,567,259

Current liabilities	$918,524	$989,181	$1,907,705
Stockholders’ equity	6,334,574	5,324,980	11,659,554

Total liabilities and stockholders’ equity	$7,253,098	$6,314,161	$13,567,259

NOTE 13 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been provisioned in the Financial Statements.

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

NOTE 14 -RELATED PARTY TRANSACTIONS

In 2009, the Company received loans from POMA Management Inc., a stockholder, in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

In 2009, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $117,454.

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1,63% and are payable on demand.

In 2009, the Company received loans from a stockholder in the amount of $447,096. These loans have no interest and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. These loans have no interest and are payable on demand.

NOTE 15 - RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification  as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated Financial Statements.

In May 2009, the Financial Accounting Standards Board (FASB) issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In April 2009, the FASB issued authoritative guidance for “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for the “Recognition and Presentation of Other-Than-Temporary Impairments” in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the consolidated financial statements.

NOTE 15 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In April 2009, the FASB issued authoritative guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our consolidated financial statements.

Issued
In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

NOTE 16 – LITIGATION

As of the filling of the present Annual report on form 10KSB, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

NOTE 17 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through April 15, 2010 (the issue date of the Consolidated Financial Statements) and noted there were no material subsequent events as of that date.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2009, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION

                None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	66	Chief Executive Officer
Jeung Kwak	63	Chairman, Director
Robert Egger, Jr.	38	Chief Operating Officer
Tri Vu Truong	62	Director
Claude Pellerin	40	Director
Mark Lawson	37	Director
Albert Beerli	67	Director
Michel St-Pierre	47	Acting Chief Financial Officer

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

Biographical Information Regarding Officers and Directors

Michael Siegel, Chief Executive Officer and President Studied Electrical Engineering at the University of Illinois in Champaign, Illinois, and following college joined the Marine Corps.  He has over 30 years of experience in the technology, real estate and international business operations.  On September 10, 2009, Michael Siegel was appointed president and principal executive officer. Mr. Siegel is currently a member of the board of directors.Since May 2008, Mr. Siegel has been president of Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. He served as President and CEO of International Lottery and Gaming Inc. and Vietnam Telephone Co (Vietelco).  From June 1975 to May 2008, Mr. Siegel was president of Siegel Research and Development, Inc., which created gaming, video and other technologies.  He was also a general partner in 5 Hotels in the Chicago area. Between 2006 and 2008 Mr. Siegel was president of C Line, Inc.

Robert Egger Jr., Chief Operating Officer. On September 10, 2009, Robert Egger, Jr. was appointed to our board of directors and principal operating officer since July 2008, Mr. Egger has been chief executive officer of Micro Bubble Technologies Inc., our subsidiary corporation, located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. From January 2007 to March 2009, Mr. Egger was partner and general manager of the Liquor Outlet located in Davenport, Iowa. The Liquor Outlet is a wholesale liquor distributor in the State of Iowa. From March 1995 to January 2007, Mr. Egger held various positions with Qwest Communications International located in Denver, Colorado. His responsibilities included lineman, switchman and central office technician before being promoted to management in 2000 when he became a manager for network operations in Iowa overseeing occupational union employees. Mr. Egger holds a Bachelor of Science degree in Business Administration, Magna Cum Laude, from St. Ambrose University, Davenport, Iowa.

Jeung Kwak, Chairman and Director. Since June 16, 2009, Mr. Kwak has been Chairman of Ecolocpa Solutions Inc., Jeung Yeal Kwak has for over 25 years specialized in international trade in Korea, Asia, Russia, India, China and the US. Since 1992, he is President of Hanscom K Inc, specialized in international trade in steel products, including steel castings and fabrications and also concrete forms. In may 2008, he co-founded Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. he attended Korea University and graduated in 1973 with a degree in Biology.  Upon graduation, he immigrated to the United States and began his career in Chicago, Illinois.

Dr. Tri Vu Truong, Chief Executive Officer and President. Dr. Truong has served as a director since February 14, 2008. He was chief executive officer and president of the Company from February 14, 2008 until September 10, 2009. He has worked in the environmental sector since 1970, upon completion of his B. Engineering degree, complemented by a Master's degree in Chemical Engineering in 1971 and a Ph.D. degree in Civil Engineering with Environmental Option in 1975. His professional career includes the realization of many major scientific and technical studies and projects. Dr. Truong was responsible in 1977 for the creation and operation of the Permits & Inspections Division of the Montreal Urban Community––Environment Department. He has taught several post-graduate courses at the prestigious Universitéé de Montrééal's ÉÉcole Polytechnique. As President of the Sodexen Environmental Engineering Group since 1981, Dr. Truong has managed numerous major environmental impact projects, including: Comparative study of the environmental impact of dust-palliatives (MTQ 1988, 1989, 1990); Environmental decommissioning of a polystyrene production complex (BASF, 1988-1990); Solid waste management study relating to the closure of the Miron landfill (Montrééal, 1988-90), as well as various research & development projects in the area.

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
Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc. Mr. Pellerin served as the Company's President, Secretary and Treasurer from June 17, 2005 until August 19, 2005, at which time he resigned as an officer but remained a director of the Company until his resignation on October 20, 2008. Mr Pellerin has been reappointed to the board on March 6, 2009

Mark Lawson, Director.  Mr. Lawson has been working in corporate finance since 1995, upon completion of his Bachelor of Arts, Statistical Sciences, complemented by a Master's degree in Business Administration in 2005. Between 1996 and 2001 Mr. Lawson was employed as Mutual Fund Specialist by the Royal Bank of Canada Investments. In 2001 up until 2003, Mr. Lawson joined AIM Funds Management. Between 2003 and 2004 Mr Lawson was employed as Director of Newhaven Corporate Finance. In 2005 Mr Lawson joined the Global Investment Banking Coverage –– Healthcare department of Morgan Stanley.

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

Compliance With Section 16(a) Of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2009 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports
		Transactions Not Timely Reported	Known Failures to File a Required Form
Mark Lawson	1	July 14, 2008	Form 3
Michael Sigel
Jeung Kwak
Robert Egger Jr.
Claude Pellerin	1	July 18, 2008	Form 5
Tri Vu Truong	1	August 7, 2008	Form 3
United Best Technology LTD.	1	August 7, 2008	Form 3
DT Crystal Holdings Ltd.	5	September 11, 2008 July 29, 2008 July 29, 2008 July 29, 2008 July 21, 2009	Form 4 Form 4 Form 4 Form 4/A Form 4
Michel St-Pierre	1		Form 3

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

Compensation Committee

The full board carries out the functions and responsibilities of this committee. This committee acts on behalf of our board of directors to approve compensation arrangements for our management and review the compensation paid to our board of directors. A copy of our Compensation Committee Charter was filed with our last 10KSB on March 31, 2008.

Nominating and Corporate Governance Committee

The full board carries out the functions and responsibilities of the Nominating and Corporate Governance Committee. This committee acts on behalf of our board of directors and generally to identify and recommend nominees for our board and our committees, identify and recommend candidates for senior management, review and recommend to the board, or independently take, action on various company corporate governance issues, receive and respond to certain complaints raised by our employees regarding alleged illegal acts or behavior-related conduct by board members in violation of our Code of Business Conduct and Ethics, supervise our chief financial officer in the context of the Ethics Code and carry-out other assignments as designated by our board. A copy of the Nominating and Corporate Governance Committee was filed with our last 10KSB on March 31, 2008.

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

As of March 30, 2010 we had seven directors. Our board determined that Mr. Lawson is independent. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Siegel, Kwak, Egger,Truong, Beerli and Pellerin are not independent.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years is as follows:

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Siegel (2)	2009	60,000	0	0	17,820,000	0	0	0	17,880,000
Chief Executive Officer	2008	0	0	0	0	0	0	0	0
and President	2007	0	0	0	0	0	0	0	0

John Kwak, (3)	2009	60,000	0	0	21,600,000	0	0	0	21,660,000
Chairman and Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Robert Egger Jr. (4)	2009	30,000	0	0	2,700,000	0	0	0	2,730,000
Chief Operating Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Tri Vu Truong (5)	2009	8,000	0	0	1,400,000	0	0	0	1,408,000
Chief Executive Officer	2008	190,689	0	0	0	0	0	0	190,689
and President, resigned	2007	0	0	0	0	0	0	0	0

Claude Pellerin, (6)	2009	0	0	0	0	0	0	0	0
Director, President	2008	0	0	0	0	0	0	0	0
and CEO	2007	0	0	0	124,834	0	0	0	124,834

Michel St-Pierre (7)	2009	41,500	0	0	0	0	0	0	41,500
CFO	2008	108,644	0	0	0	0	0	0	108,644
	2007	100,000	0	0	124,834	0	0	0	224,834

Alexander Clement	2009	0	0	0	0	0	0	0	0
Chief Executive Officer	2008	0	0	0	0	0	0	0	0
and President, resigned	2007	0	0	0	156,042	0	0	0	156,042

(1)
Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Siegel has been appointed president and CEO on September 10, 2009.
(3)	Mr. Kwak has been appointed Chairman and director on June 16, 2009
(4)	Mr. Egger has been appointed COO on September 10, 2009.
(5)	Mr. Truong has been appointed president and CEO on February 14, 2008. He resigned has President and CEO on September 10, 2009.
(6)	Mr. Pellerin was our president, CEO and a director from June 17, 2005 until August 19, 2005. He remains a director of our company.
(7)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.
(8)	Mr. Gilmour served as our principal executive office from August 22, 2007 to February 14, 2008.

During the fiscal year ended 2009 and until his resignation, Mr. Tri Vu Truong served as our President and CEO.

Employment Contracts

During the fiscal year ended December 31, 2009, we terminated a Consulting Agreement with Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen was providing the services of its representative, Dr. Tri Vu Truong to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” was for one year.

Other Executive Officers

During 2009, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors= Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Siegel	0	0	0	0	0	0	0

Mark Lawson	0	0	0	0	0	0	0

John Kwak	0	0	0	0	0	0	0

Robert Egger, Jr.	0	0	0	0	0	0	0

Claude Pellerin	0	0	0	0	0	0	0

Tri Vu Truong	0	0	0	0	0	0	0

Albert Beerli	0	0	0	0	0	0	0

Robert Clarke (resigned)	0	0	0	0	0	0	0

Michael J. Oliver (resigned)	0	0	0	0	0	0	0

Lim Ping Wai (resigned)	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director other than as described herein.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock  as of the date of this Report by (i) each of our directors, (ii) each of our  officers named in the Summary Compensation Table, (iii) each person who is known by us  to be the beneficial owner of more than five percent of our  outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 107,243,642 shares of our common stock outstanding as of March 31, 2010.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	21,570,000	0	21,570,000	20.11%
Jeung Kwak (3)	26,600,000	0	26,600,000	24,80%
Robert Egger Jr. (4)	2,700,000	0	2,700,000	2.52%
Tri Vu Truong (5)	4,900,000	0	4,900,000	4.57%
Claude Pellerin, (6)	0	200,000	200,000	0%
Albert Beerli (7)	1,500,000	100,000	1,600,000	1.50%

Michel St-Pierre (8)	500,000	700,000	1,200,000	1.12%
All executive officers and directors as a group (7 persons)	57,770,000	1,000,000	58,770,000	54.62%
Bradley Snower (9)	5,400,000	0	5,400,000	5.04%

United Best Technology Limited (5)	3,500,000	0	3,500,000	3.52%
Cede & Co (10)	16,081,733	0	16,081,733	14.99%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 S. Grove Ave, Suite 308,Barrington, Illinois, 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Director. Mr.Egger, is the Chief Operating Officer.
(5)	Director. Mr. Truong, is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Director
(8)	Chief Financial Officer.
(9)	Owner of 5% or more of our common stock.
(10)	Owner of 5% or more of our common stock.

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

As of March 30, 2010, we had approximately eight directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 1,540,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with POMA Management Inc.

In 2009, we received loans from POMA Management Inc. in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. As of March 31, 2010, total loans from POMA Management Inc. amounted to $451,000. On July 28, 2009, POMA Management Inc and Toniland S.A and DT Crystal Holdings Ltd signed an agreement were POMA Management Inc transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal Holdings Ltd ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal Holdings Ltd has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at December 31 is $220 720 (loan $202,950 and $17,770 in accrued interests). In 2009, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $117,454. These loans carry an interest of 10% and are payable on demand. The amount owed to DT Crystal Holdings Ltd at December 31 is $269 770 (loan $365, 503 and $21,720 in accrued interests).

Transactions with Carnavon Trust REG

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, Carnavon Trust REG and Larinton Investments S.A.signed an agreement were Carnavon Trust REG transferred its loans plus the accrued interests ($287 500) to Larinton Investments S.A. On July 28, 2009, Larinton Investments S.A.has elected to convert loans of $287 500 into 2,875 000 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Larinton Investments S.A.at December 31 is $287 500 (loan $250,000 and $37,500 in accrued interests).

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1,63% and are payable on demand.

In 2009, the Company received loans from a stockholder in the amount of $447,096. These loans have no interest and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. These loans have no interest and are payable on demand.

Law Firm of Pellerin Attorneys

In the fiscal year ended December 31, 2009, the law firm of Pellerin Attorneys (Montreal) received CAD$11,697 (approximately US $10,243) from our company for legal services rendered by Mr. Claude Pellerin S.N., one of our directors and corporate secretary.

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

2009	$14,150
2008	$15,105

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2009	$0
2008	$0

(3) Tax Fees

                The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0
2008	$0

(4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0
2008	$0

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter	10-KSB	3/31/08	99.3

99.4	Stock Option Plan	10-KSB	3/31/08	99.4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15TH day of April 2010.

ECOLOCAP SOLUTIONS INC .

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL Michael Siegel	President, Chief Executive Officer, Treasurer, Chief Financial Officer, and a member of the Board of Directors	April 15, 2010

MARK LAWSON	Director	April 12, 2010
Mark Lawson

JOHN KWAK	Director	April 12, 2010
John Kwak

ROBERT EGGER JR.	Director	April 12, 2010
Robert Egger Jr.

CLAUDE PELLERIN	Director	April 15, 2010
Claude Pellerin

	Director	April 15, 2010
Tri Vu Truong

ALBERT BEERLI	Director	April 12, 2010
Albert Beerli

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter	10-KSB	3/31/08	99.3

99.4	Stock Option Plan	10-KSB	3/31/08	99.4