Form 10-K/A
period 2009-12-31
ECOLOCAP SOLUTIONS INC.
filed 2010-05-12
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

866-479-7041
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 10, 2010 - $11,040,164.

REASON FOR AMENDMENT

This Form 10-K is being amended to correct the financial statements, management's discussion and analysis of the financial condition and results of operations, and to include the auditor's report.

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

A change of control occurred on June 17, 2005. On August 19, 2005, we entered into and closed a Share Exchange Agreement (the “XL Share Exchange Agreement”) with XL Generation AG. Pursuant to the terms of the XL Share Exchange Agreement, we acquired all of the issued and outstanding shares of common stock of XL Generation AG. On August 23, 2005, we filed a Certificate of Amendment with the State of Nevada, changing our name to “XL Generation International Inc.”

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

On November 13, 2007, we filed a Certificate of Amendment with the State of Nevada, changing our name to “EcoloCap Solutions Inc.” Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol ECOS.

On September 10, 2009, the Company completed the acquisition of 55% of Micro Bubble Technologies (MBT), a  provider of Nano technology, for a purchase price of $7,172,000 in common shares of the Company. This acquisition was funded from common stock. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by the relevant accounting guidance, as additional information becomes known or payments are made.

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

Our Business

We are a development stage company. EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

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

NPW Machine

NPW Series biodiesel processing machines:  Our new processing technology will allow customers to utilize cheaper feedstock, reduce production cost /gallon, and produce biodiesel exceeding all ASTM specs.  Our NPW Series processing technology will convert a multitude of fats, oils and greases, virgin and waste, into 100% high quality ASTM specification biodiesel.  Most equipment providers must first approve feedstock to ensure biodiesel quality.  We do not need to approve biodiesel and there is no limit on the degree of waste oil that can be processed (Up to 99.2% FFA Feedstock).  A secondary process is recovers glycerin as a production by product.  We also have an additional Glycerin Refining Machine that can make several grades of glycerin to meet applications designated by the customer.

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

Over the last months, Ecolocap Solutions management team has pursued the development of the Company in three main activity sectors:

Our Current Operations

During the past year, the economic crisis has slowed down the CER projects development market. From the beginning of the year and until the end of the second quarter, most of the investors have made their initial investments and deferred new investments in the carbon credit business. In the third quarter, following the economic pickup, the carbon credit business has started to move and investors have been looking for investment projects.

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

During the past year, MBT has prepared to launch its new CNT Battery and deseminated independent test results to verify the claims mad by Ecolocap per the Li Battery. Ecolocap  has continued to market its M-Fuel technology internationally through direct sales and distribution agreements that are signed or in the final stages of completion. These agreements have taken place in industries ranging from maritime to telecommunications.

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

As of March 31, 2010, the due diligence of the first 9 Projects under the above mentioned Agreement are now under way with all concerned parties that should be concluded in the next two months.

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

Competition

There are many battery manufacturers and types of batteries.  The battery market is defined by the mission and cost.  To date there is no direct comparison for our batteries and we plan to initially impact the mission sensitive projects.

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

On September 16, 2009, we announced that our new subsidiary, Micro Bubble Technology (“MBT”), has signed an agreement with Next-Alternative Inc., subject to the payment of $2 million in return for the exclusive right to market and distribute MBT’s Carbon Nano Tube Battery for wheeled applications in North America.  In addition, Next-Alternative is a distributor for MBT’s EM Fuel, has sold an EM-Fuel Nanomizer to make EM-Fuel for use in Montreal.

On October 6, 2009, we announced that our subsidiary, Micro Bubble Technology (“MBT”), has further enhanced distribution of its Carbon Nano Tube Battery (CNT-Battery) by signing a multi-million dollar distribution agreement with HALO Renewable Energy LLC (“Halo”), of Portland, OR.

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

We are in need of substantial additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, as well as to develop the ERPA contracts, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise between $2,000,000 to $5,500,000. There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience significant dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

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

PART II

ITEM 5.          MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “ECOS”.

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0.66	$0.17
Third Quarter: 7/1/09 to 9/30/09	$0.25	$0.11
Second Quarter: 4/1/09 to 6/30/09	$0.39	$0.04
First Quarter: 1/1/09 to 3/31/09	$0.25	$0.03

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 10/1/08 to 12/31/08	$0.46	$0.11
Third Quarter: 7/1/08 to 9/30/08	$0.85	$0.30
Second Quarter: 4/1/08 to 6/30/08	$0.80	$0.42
First Quarter: 1/1/08 to 3/31/08	$1.40	$0.45

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

Equity Compensation Plan Information

Number of securities remaining
	Number of securities	Weighted-average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation plans
	outstanding options,	options, warrants and	(excluding securities reflected
Plan category	warrants and rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation	n/a	n/a	n/a
plans approved by
security holders

Equity compensation	365,000	1.10	1,465,000
plans not approved by
security holders

Total	365,000	1.10	1,465,000

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

Results of Operations

For the Twelve Month Period ended December 31, 2009

Overview

We posted net losses of $975,857 for the year ended December 31, 2009 as compared to net gains of $4,939,044 last year. The loss resulted mainly from selling, general and administrative expenses. Last year loss was caused by the signature of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense.

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

Development Stage Expenditures

Development stage expenditures for the year ended December 31, 2009, were $265,000 in salaries, $32,700 in travel, $71,400 in rent, $258,000 in compensation expense and $91,400 in professional fees.

Sales

For the year ended December 31, 2009 we had no gross revenues.

Total Cost and Expenses

For the year ended December 31, 2009, we incurred total costs and expenses of $975,857. This compared to $4,939,044 for last year. The decrease in total cost and expenses resulted from the signature in 2008 of an exclusive Service Agreement with United Best Technology Limited of Hong Kong. United will devote all its intellectual property, knowledge, technology and contacts related to the CER and Clean Development Mechanism projects exclusively for the development of EcoloCap business in an exclusive and define territory. United for the exclusivity of its services was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of our common stock. The cost of the Agreement was accounted for under compensation expense. We decided to leave the manufacturing and distribution of environmentally sound artificial playing field surfaces and have currently developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

Selling, General and Administration

For the year ended December 31, 2009, we incurred selling, general and administration expenses of $470,476. This compared $939,873 for last year. The decrease resulted from the former CEO salary being paid in Company stock (compensation expense) and reduction of the development expenses $10,000.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2009, we charged $42,705. This compared to $162,146 for last year. The decrease is caused by the conversion of $701,000 of debt into common shares and the loans of $447,096 from stockholders at 5% interest.

Liquidity and Capital Resources

At December 31, 2009, we had $1,944 in cash, as opposed to $23,787 in cash at December 31, 2008. Total cash used in operations requirements for the twelve month period ended December 31, 2009 was $542,803. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2010 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2010 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At December 31, 2009, we had total assets of $13,705,275 compared to total assets of $81,098. The increase is mainly due to the acquisition of Intangible assets and Goodwill ($13,228,721) and Deposit on machinery ($609,823).

At December 31, 2009, we had total current liabilities of $2,295,558 compared to total current liabilities of 918,524 at December 31, 2008. The liabilities are mainly due to (i) accrued operational costs ($391,177), (ii) customer deposit ($454,940) and (iii) loan notes from shareholders ($1,402,055).

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending December 31, 2009. With respect to the audited year ended December 31, 2009, we incurred losses of $975,857 (compared with losses of $4,939,044 for the same period last year). We had negative working capital for the year ending December 31, 2009 of $1,668,483 (compared with $837,426 for the same period last year), and a stockholders' deficiency of $5,835,523 audited as of December 31, 2009 (compared with a stockholders' deficiency of $837,426 audited as of December 31, 2008). All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of December 31, 2009, our auditors may issue an opinion in their audit report for the year ended December 31, 2009 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of EcoloCap Solutions, Inc. (a development stage company) (formerly XL Generation Inc.) as of December 31, 2009 and 2008 the related statements of operations, stockholder's deficiency and cash flows for the years ended December 31, 2009 & 2008 and for the period from inception (January 1, 2007) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoloCap Solutions, Inc. (a development stage company) (formerly XL Generation Inc.) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 & 2008 and for the period from inception (January 1, 2007) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.
Hackensack, New Jersey
May 11, 2010

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008

ASSETS

CURRENT ASSETS
Cash	$1,944	$23,787
Taxes Receivable	730	31,658
Deposit on machinery	609,823	-
Prepaid expenses and sundry current assets	14,578	6,001

TOTAL CURRENT ASSETS	627,075	61,446

INTANGIBLE ASSETS ( note 2 and 5 )	6,056,252	-
GOODWILL ( note 2 )	7,008,721	-

PROPERTY AND EQUIPMENT, AT COST, LESS
ACCUMULATED DEPRECIATION	13,227	19,652

TOTAL ASSETS	$13,705,275	$81,098

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Customer deposits	454,940	-
Note payable (note 7)	47,386	250,000
Note payable-stockholders (note 8)	1,402,055	450,000
Accrued expenses and sundry current liabilities (note 6)	391,177	218,524

TOTAL CURRENT LIABILITIES	$2,295,558	$918,524

STOCKHOLDERS' DEFICIENCY
Common stock	$162,848	$106,737
Additional paid in capital	30,271,856	22,747,967
Accumulated Deficit	(25,059,593)	(25,059,593)
Deficit accumulated during development period	460,412	1,367,463

TOTAL STOCKHOLDERS' DEFICIENCY	$5,835,523	$(837,426)
Non-controlling interest	5,574,194	-
	11,409,717	(837,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,705,275	$81,098

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY

		Common
		stock
		Authorized			Deficit
		500,000,000			accumulated
		Shares,	Additional		during	Other			Non-
Stockholders		Par value	paid in	Accumulated	Development	Comprehensive			controlling
Deficiency	Shares	$0,001	Capital	Deficit	Stage	Income (Loss)	Subtotal		interest	Total

December 31,2006	34,578,268	$97,502	$13,329,355	$(25,059,593)	$-	$220,463	$(11,412,273)	$		$(11,412,273)

Proceeds from the issuance
of common stock	990,000	990	1,002,410	-		-	1,003,400			1,003,400
Stock options			1,372,897				1,372,897			1,372,897
Net Income		-	-		6,306,507		6,306,507			6,306,507
Other comprehensive
Income						(220,463)	(220,463)			(220,463)

December 31,2007	35,568,268	$98,492	$15,704,662	$(25,059,593)	$6,306,507	$-	$(2,949,932)	$		$(2,949,932)

Shares issued for settlement
of services	4,500,000	4,500	3,834,500				3,839,000			3,839,000
Shares issued following
exercise of stock options	25,000	25	225				250			250
Proceeds from the issuance
of common stock	250,000	250	74,750	-		-	75,000			75,000
Shares issued for settlement
of a debt	3,470,471	3,470	3,133,830				3,137,300			3,137,300
Net Loss		-	-		(4,939,044)		(4,939,044)			(4,939,044)

December 31,2008	43,813,739	$106,737	$22,747,967	$(25,059,593)	$1,367,463	$-	$(837,426)	$		$(837,426)

Shares issued following
acquisition	54,000,000	54,000	7,118,000				7,172,000			7,172,000
Shares issued for services	1,650,000	1,650	266,350				268,000			268,000
Proceeds from the issuance
of common stock	460,923	$461	$139,539	$-	$-	$-	$140,000		$-	$140,000
Non-controlling interest
pursuant to acquisition
(see Note 2)									5,643,000	5,643,000
Net Loss		-	-		(907,051)		(907,051)		(68,806)	(975,857)

December 31,2009	99,924,662	$162,848	$30,271,856	$(25,059,593)	$460,412	$-	$5,835,523		$5,574,194	$11,409,717

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Beginning of
			development
	Year Ended		stage, January 1,
	December 31,		2007, through
	2009	2008	December 2009
SALES	$-	$-	$-

COSTS AND EXPENSES:	-	-	-
Selling, general and administrative	470,476	939,873	1,752,209
Depreciation and Amortization ( note 5 )	170,173	-	170,173

Gain on settlement of debts – foreign Subsidiary			(8,013,125)
Compensation expense	258,000	3,839,000	5,469,897
Interest	42,705	162,146	395,325
Foreign exchange loss (gain)	34,503	(1,975)	(166,085)

TOTAL COSTS AND EXPENSES	975,857	4,939,044	(391,606)

NET INCOME (LOSS)	$(975,857)	$(4,939,044)	$391,606

Attributable to:

Ecolocap Solutions Inc.	$(907,051)	$(4,939,044)	$460,412
Non-controlling interest	$(68,806)	$-	$(68,806)

Net (Loss) Per Share	$(0.02)	$(0.12)	$ N/A

Average weighted Number of Shares	60,744,295	40,945,348	N/A

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2009 and 2008

			Beginning of
			development
			stage, January 1,
			2007, through
	2009	2008	December 2009
Net income (loss)	$(907,051)	$(4,939,044)	$239,949

Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	170,173	4,702	174,875

Issuance of common stock for services	132,300	3,137,300	3,269,600

Stock based compensation	-	3,839,000	5,211,897

Non cash adjustment
Non-controlling interest	(68,806)	-	(68,806)

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	(8,577)	(6,001)	26,767
Taxes Receivable	30,928	(31,658)	(730)
Deposit on machinery	(64,423)	-	(64,423)
Accrued expenses and sundry current liabilities	172,653	121,455	(2,970,187)

Net cash provided by (used in) operating activities	$(542,803)	$2,125,754	$5,818,942

Investing activities

Cash acquired during acquisition	38,115	-	38,115
Acquisitions of property and equipment	-	(24,355)	4,997

Net cash provided by (used in) investing activities	$38,115	$(24,355)	$43,112

Financing activities

Stock payable			(1,000,000)

Issuance of common stock	140,000	75,250	215,250

Sale of common stock			1,003,400
Proceeds (Repayment) of loans payable	(250,000)	250,000	-
Proceeds (Repayment) of loans payable shareholder	592,845	(2,569,332)	(6,207,367)

Net cash provided by financing activities	$482,845	$(2,244,082)	$(5,988,717)

(Decrease) in cash	(21,843)	(142,683)	(126,663)

Cash- beginning of period	23,787	166,470	128,607

Cash - end of period	$1,944	$23,787	$1,944

Supplemental Disclosure of Cash Flow information
Non cash items:

Stock based compensation	-	3,839,000	5,211,897
Unrealized foreign exchange	-	-	(220,463)

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS

EcoloCap Solutions Inc. (hereinafter "Ecolocap" or the "Company") is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. ("MBT"), developed M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in reduced emissions by 60%, reduced fuel consumption by 40%, and cut costs by up to 25%.

MBT -Batteries

EcoloCap Solutions Inc., through its subsidiary MBT, developed the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable power solutions that will increase efficiency, lower operating costs, and reduce emissions. Our proprietary technology modifies the fabrication of lead acid batteries by applying a highly-conductive carbon nano tube coating to the anode and cathode cells.  As a result, conductive surface area is increased by a factor of billions and electricity is carried out more efficiently. The CNT-Battery’s advanced technology demonstrates eight times the reserve capacity of traditional lead acid batteries, two and a half times the energy density of lithium-ion batteries, and a recharge time of just five minutes; all at a fraction of the cost of lithium-ion batteries.

CER

Recognizing the opportunities created by the Kyoto Protocol Exchange Mechanisms, EcoloCap Solutions Inc. has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable Carbon Credits ("CERs"). EcoloCap brings together the know-how, capital and technology.

EcoloCap has the resources and expertise necessary for the creation of CERs traded in the new Carbon Market. The Company brings together the know-how, capital, technology, engineering, and on-the-ground operators for the successful development of Greenhouse Gases capture and utilization projects under the Clean Development Mechanism. The CERs so created are then sold through established international markets.

EcoloCap has developed an integrated development approach that focuses on generating the Carbon Credits in developing countries to produce substantial new value in the form of tradable CERs while at the same time maximizing alternative energy generation co-products for additional revenues.

DEVELOPMENT STAGE COMPANY

The Company was an active business from 2005 through 2006 and was involved in the manufacture and sales of an artificial sport surface. Commencing 2007, the Company was looking for new business and commenced the Carbon Credits (CER’S) business.  The Company currently has operations but no revenues and, in accordance with the relevant authoritive guidance is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from January 1, 2007 to the current balance sheet date.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), “Share-Based Payment”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The relevant authoritative guidance requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired.  Current authoritative guidance requires that goodwill not being amortized, but be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred.  Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value.  The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management.  In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation.  If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

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

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred.

ACQUISITION OF MICRO BUBBLE TECHNOLOGIES INC.

On September 10, 2009, the Company completed the acquisition of 55% of MBT, a company engaged in the business of marketing, distributing, setting up sub-distributors, and selling products based on nano technologies, for a purchase price of $7,172,000 in exchange for 54,000,000 common shares of the Company. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by the relevant authoritive guidance as additional information becomes known or payments are made.

The acquisition was accounted for using the acquisition method of accounting in accordance with the relevant authoritive guidance. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from ten to fifteen years. The Company’s financial statements include the results of operations of Micro Bubble subsequent to the acquisition date.

MBT developed M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies. It also developed and manufactures the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time. The acquisition of this business will enable the Company to expand its reference in an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products.

The acquisition was accounted for as follows (in thousands):

Assets:
Cash	$38
Technology Batteries	2,790
Technology EM Fuel	80
Customer Relationships	3,350
Goodwill	7,009

$13,267
Liabilities:

Accrued liabilities	$452
Non controlling interest	$5,643

Total Purchase Price	$7,172

Business Combinations

In 2008, prior to the acquisition of MBT, MBT had no income or expenses incurred and accordingly no pro-forma information is presented.

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $975,857 for the year ended December 31, 2009.The Company has negative working capital of $1,668,483 at December 31, 2009 and a stockholders’ deficiency of $5,835,523 at December 31, 2009.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

With the opportunities created by the Kyoto Protocol Exchange Mechanisms, management has begun the process of redeploying its assets, identifying business strategies that offer above average profit potential and identifying the resources necessary to successfully execute it new strategic direction.

Recognizing the opportunity this new market represents, the Company has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs.

The Company's future success is dependent upon, among other things, its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

The Company's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 5 years.

	December 31	December 31,
	2009	2008
Computer equipment	$11,654	$11,654
Furniture & fixtures	12,701	12,701
	$24,355	$24,355

Less: accumulated depreciation	11,128	$4,703

Balance December 31,	$13,227	$19,652

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

December 31
2009
Technology Batteries	$2,790,000
Technology EM Fuel	80,000
Customer Relationships	3,350,000
$6,220,000

Less: accumulated amortization	163,748

Balance December 31, 2009	$6,056,252

NOTE 6--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2009	2008
Accrued interest	$80,532	$43,041
Accrued operating expenses	310,645	175,483
	$391,177	$218,524

NOTE 7- NOTE PAYABLE

In 2008, the Company received loans from Carnavon Trust REG (“Carnavon”) in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, Carnavon and Larinton Investments S.A.(“Larinton”) signed an agreement whereby Carnavon transferred its loans plus the accrued interest ($287 500) to Larinton On July 28, 2009, Larinton  converted loans of $287 500 into 2,875,000 common shares of the Company. The common shares were issued on February 14, 2010.

In 2009, the Company received loans from Capex Investments Limited in the amount of $47,386. These loans carry an interest of 10% and are payable on demand.

NOTE 8--PAYABLE – STOCKHOLDERS

In 2008, the Company received loans from POMA Management Inc. (“POMA”), a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, POMA and Toniland S.A and DT Crystal Holdings Ltd (“DT Crystal”) signed an agreement whereby POMA transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at December 31 is $220 720 (loan $202,950 and $17,770 in accrued interests). In 2009, the Company received additional loans from DT Crystal of $117,454. These loans carry an interest of 10% and are payable on demand. The amount owed to DT Crystal at December 31 is $387,224 (loan $365, 504 and $21,720 in accrued interests).

The amount owed to Larinton Investments S.A.at December 31 is $287 500 (loan $250,000 and $37,500 in accrued interests).

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1.63% and are payable on demand.

In 2009, the Company received loans from stockholders in the amount of $447,096. These loans carry an interest of 5.00% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. These loans have no interest and are payable on demand.

NOTE 9 -CAPITAL STOCK

On November 30, 2009, at a special meeting of shareholders, our shareholders approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 99,924,662 were issued and outstanding as of December 31, 2009.

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

On May 1, 2009, the Company entered into an agreement with RMN Consulting LLC (“RMN”). The agreement is a one (1) year Service Agreement (the “Agreement”) pursuant to which RNM shall provide us with services including but not limited to prepare a report on us, produce a profile page and display the information on the various internet properties it owns, write updates about us when newsworthy events occur and disseminate the updates to the various databases and internet properties of RMN and handle part of our media relations, shareholder and investor communications.. RNM for its services was granted two hundred thousand (250,000) restricted shares of the Company’s common stock.

On June 24, 2009, we issued 650,000 restricted shares of common stock to Tri Vu Truong, our former president and CEO as consideration for services rendered to us.

On September 8, 2009, we issued 750,000 restricted shares of common stock to Tri Vu Truong, our former president and CEO as consideration for services rendered to us in the past.

On September 10, 2009, we issued 54,000,000 restricted shares of our common stock to acquire 55% of MBT.

NOTE 10-STOCK-BASED COMPENSATION EXPENSE

For the exclusivity of its services United Best was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

A summary of option activity for the year ended December 31, 2009 is presented below:

		Weighted-	Weighted-Average
		Average Exercise	Remaining
Options	Shares	Price	Contractual Term
Outstanding at December 31, 2007	1,540,000	$1.10	5.74
Exercised, forfeited, or expired	75,000
Outstanding at December 31, 2008	1,465,000	$1.10	5.74
Exercisable at December 31, 2008	1,465,000	$1.10	5.74
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at December 31, 2009	1,465,000	$1.10	4.74

Exercisable at December 31, 2009	1,465,000	$1.10	4.74

NOTE 11 -INCOME TAXES

As of December 31, 2009 the company had net operating loss carry forwards of approximately $8,363,722 of which $5,711,364 were generated through foreign transactions and were already taken into account in the tax filing of the Foreign Subsidiary and are not available for US tax purpose. The remaining net operating losses are being carried forward for subsequent years. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at December 31, 2009 are as follows:

	2009	2008
Deferred tax asset	$2,652,358	$2,343,961
Valuation allowance	(2,652,358)	(2,343,961)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 12 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the year ended December 31, 2009 was $71,399.

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

NOTE 13 -RELATED PARTY TRANSACTIONS

In 2009, the Company received loans from POMA Management Inc., a stockholder, in the amount of $1,000. These loans carry an interest of 10% and are payable on demand.

In 2009, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $117,454.

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1.63% and are payable on demand.

In 2009, the Company received loans from a stockholder in the amount of $447,096. These loans carry an interest of 5.00% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. These loans have no interest and are payable on demand.

NOTE 14 - RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

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

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through April 21, 2010 (the issue date of the Consolidated Financial Statements) and noted there were no material subsequent events as of that date.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from beginning of development stage to December 31, 2009, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

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

Biographical Information Regarding Officers and Directors

Michael Siegel, Chief Executive Officer and President. Studied Electrical Engineering at the University of Illinois in Champaign, Illinois, and following college joined the Marine Corps.  He has over 30 years of experience in the technology, real estate and international business operations.  On September 10, 2009, Michael Siegel was appointed president and principal executive officer. Mr. Siegel is currently a member of the board of directors.Since May 2008, Mr. Siegel has been president of Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. He served as President and CEO of International Lottery and Gaming Inc. and Vietnam Telephone Co (Vietelco).  From June 1975 to May 2008, Mr. Siegel was president of Siegel Research and Development, Inc., which created gaming, video and other technologies.  He was also a general partner in 5 Hotels in the Chicago area. Between 2006 and 2008 Mr. Siegel was president of C Line, Inc.

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

Dr. Tri Vu Truong, Chief Executive Officer and President. Dr. Truong has served as a director since February 14, 2008. He was chief executive officer and president of the Company from February 14, 2008 until September 10, 2009. He has worked in the environmental sector since 1970, upon completion of his B. Engineering degree, complemented by a Master's degree in Chemical Engineering in 1971 and a Ph.D. degree in Civil Engineering with Environmental Option in 1975. His professional career includes the realization of many major scientific and technical studies and projects. Dr. Truong was responsible in 1977 for the creation and operation of the Permits & Inspections Division of the Montreal Urban Community––Environment Department. He has taught several post-graduate courses at the prestigious Université de Montréal’s École Polytechnique. As President of the Sodexen Environmental Engineering Group since 1981, Dr. Truong has managed numerous major environmental impact projects, including: Comparative study of the environmental impact of dust-palliatives (MTQ 1988, 1989, 1990); Environmental decommissioning of a polystyrene production complex (BASF, 1988-1990); Solid waste management study relating to the closure of the Miron landfill (Montréal, 1988-90), as well as various research & development projects in the area.

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

Name and principal		Transactions Not Timely Known Failures to File
position	Number of Late Reports	Reported	Required Form
Mark Lawson	1	July 14, 2008	Form 3
Michael Sigel
Jeung Kwak
Robert Egger Jr.
Claude Pellerin	1	July 18, 2008	Form 5
Tri Vu Truong	1	August 7, 2008	Form 3
United Best Technology LTD.	1	August 7, 2008	Form 3

DT Crystal Holdings Ltd.	5	September 11, 2008	Form 4
		July 29, 2008	Form 4
		July 29, 2008	Form 4
		July 29, 2008	Form 4/A
		July 21, 2009	Form 4
Michel St-Pierre	1		Form 3

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

Directors’ Compensation

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

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	21,570,000	0	21,570,000	20.11%
Jeung Kwak (3)	26,600,000	0	26,600,000	24,80%
Robert Egger Jr. (4)	2,700,000	0	2,700,000	2.52%
Tri Vu Truong (5)	4,900,000	0	4,900,000	4.57%
Claude Pellerin, (6)	0	200,000	200,000	0%
Albert Beerli (7)	1,500,000	100,000	1,600,000	1.50%
Michel St-Pierre (8)	500,000	700,000	1,200,000	1.12%
All executive officers and directors as a group
(7 persons)	57,770,000	1,000,000	58,770,000	54.62%
Bradley Snower (9)	5,400,000	0	5,400,000	5.04%
United Best Technology Limited (5)	3,500,000	0	3,500,000	3.52%
Cede & Co (10)	16,081,733	0	16,081,733	14.99%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 S. Grove Ave, Suite 308, Barrington, Illinois, 60010.
(2)	Owner of 5% or more of our common stock. Mr. Siegel is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak is Chairman of the Board of Directors.
(4)	Director. Mr. Egger is the Chief Operating Officer.
(5)	Director. Mr. Truong, is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Director
(8)	Chief Financial Officer.

(9)	Owner of 5% or more of our common stock.
(10)	Owner of 5% or more of our common stock.

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

Transactions with POMA Management Inc.

In 2009, we received loans from POMA Management Inc. in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. As of March 31, 2010, total loans from POMA Management Inc. amounted to $451,000. On July 28, 2009, POMA Management Inc and Toniland S.A and DT Crystal Holdings Ltd signed an agreement were POMA Management Inc transferred its loans plus the accrued interests ($490) to Toniland S.A ($220 720) and DT Crystal Holdings Ltd ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal Holdings Ltd has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at December 31 is $220 720 (loan $202,950 and $17,770 in accrued interests). In 2009, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $117,454. These loans carry an interest of 10% and are payable on demand. The amount owed to DT Crystal Holdings Ltd at December 31 is $269 770 (loan $365, 503 and $21,720 in accrued interests).

Transactions with Carnavon Trust REG

In 2008, the Company received loans from Carnavon Trust REG in the amount of $250,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, Carnavon Trust REG and Larinton Investments S.A.signed an agreement were Carnavon Trust REG transferred its loans plus the accrued interests ($287 500) to Larinton Investments S.A. On July 28, 2009, Larinton Investments S.A. has elected to convert loans of $287,500 into 2,875 000 common shares of the Company. The common shares were issued on February 14, 2010. The amount owed to Larinton Investments S.A.at December 31 is $287,500 (loan $250,000 and $37,500 in accrued interests).

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1.63% and are payable on demand.

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

2009                                           $                      14,150
2008                                           $                      15,105

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2009                                           $                      0
2008                                           $                      0

(3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009                                           $                      0
2008                                           $                      0

(4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009                                           $                      0
2008                                           $                      0

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2010.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting
Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer, Chief	May 11, 2010
Michael Siegel	Financial Officer, and a member of the Board of Directors

MARK LAWSON	Director	May 11, 2010
Mark Lawson

JOHN KWAK	Director	May 11, 2010
John Kwak

ROBERT EGGER JR.	Director	May 11, 2010
Robert Egger Jr.

CLAUDE PELLERIN	Director	May 11, 2010
Claude Pellerin

TRI VU TRUONG	Director	May 11, 2010
Tri Vu Truong

ALBERT BEERLI	Director	May 11, 2010
Albert Beerli

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex	8-K/A	11/1/05	10.4
	Investments Limited

10.5	Common Stock Purchase Agreement with Capex Investments Limited	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter	10-KSB	3/31/08	99.3

99.4	Stock Option Plan	10-KSB	3/31/08	99.4