Form 10-Q
period 2010-03-31
ECOLOCAP SOLUTIONS INC.
filed 2010-05-19
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

Commission file number 000-31165

ECOLOCAP SOLUTIONS INC.
(Fomerly Known As XL GENERATION INTERNATIONAL INC.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1250 S. Grove Ave
Suite 308
Barrington, Illinois, 60010
(Address of principal executive offices, including zip code.)

866-479-7041
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

The Issuer had 107,243,642 shares of Common Stock, par value$.001, outstanding as of May 19, 2010.

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
SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$13,780	$1,944
Taxes receivable	730	730
Deposit on machinery	698,823	609,823
Prepaid expenses and sundry current assets	5,704	14,578

TOTAL CURRENT ASSETS	719,037	627,075

INTANGIBLE ASSETS ( note 2 and 5)	5,924,669	6,056,252

GOODWILL ( note 2)	7,008,721	7,008,721
PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	11,621	13,227

TOTAL ASSETS	$13,664,048	$13,705,275

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	454,940	454,940
Note payable ( note 7)	66,886	47,386
Note payable-stockholders (note 8)	816,923	1,402,055
Accrued expenses and sundry current liabilities(note 6)	337,823	391,177

TOTAL CURRENT LIABILITIES	$1,676,572	$2,295,558

STOCKHOLDERS' DEFICIENCY
Common stock	$163,988	$162,848
Additional paid in capital	31,164,287	30,271,856
Accumulated Deficit	(25,059,593)	(25,059,593)
Earnings accumulated during development stage	197,422	460,412
TOTAL STOCKHOLDERS' DEFICIENCY	$6,466,104	$5,835,523
Non-controlling interest	5,521,372	5, 574,194

	11,987,476	11,409,717
TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIENCY	$13,664,048	$13,705,275

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
(unaudited)

	Three Months ended	Three Months ended	Beginning of development stage,January 1, 2007, through
	March 31,	March 31,	March 2010
	2010	2009

SALES	$-	$-	$-

COSTS AND EXPENSES:
Selling, general and administrative	171,301	87,232	1,918,808
Depreciation and Amortization(note 5 )	133,189	-	308,064

Gain on settlement of debts-foreign Subsidiary			(8,013,125)
Compensation expense	-		5,469,897
Interest	11,155	15,743	406,480
Foreign exchange loss (gain)	167	642	(165,918)
TOTAL COSTS AND EXPENSES	315,812	103,617	(75,794)

NET (LOSS)GAIN	$(315,812)	$(103,617)	$75,794

Attributable to :

Ecolocap Solutions Inc.	$(262,990)	$(103,617)	197,422
Non-controlling interest	$(52,822)	$-	(121,628)

Net (Loss) Per Share	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	107,368,642	43,938,739	N/A

 ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2010 and 2009
(unaudited)

	March 31	March 31	Beginning of development stage, January 1, 2007, through
	2010	2009	March 2010

Net loss	$(262,990)	$(103,617)	$(23,041)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	133,189	1,606	308,064
Imputed interests of shareholders loans	5,581		5,581
Issuance of stock for services	-		3,269,600

Stock based compensation			5,211,897

Non cash adjustment
Non-controlling interest	(52,822)		(121,628)

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	8,874		35,641
Taxes receivable		25,481	(730)
Deposit on machinery	(89,000)		(153,423)
Accrued expenses and sundry current liabilities	23,636	53,248	(2,946,551)

Net cash provided by (used in) operating activities	$(233,532)	$(23,282)	$5,585,410

Investing activities
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	-	-	4,997

Net cash used in investing activities	$-	$-	$43,112

Financing activities

Stock payable			(1,000,000)
Issuance of common stock	110,000	1,000	325,250
Sale of common stock			1,003,400
Proceeds (Repayment) of loans payable	19,500		19,500
Proceeds (Repayment) of loans payable shareholders	115,868		(6,091,499)
Net cash provided by financing activities	$245,368	$1,000	(5,743,349)

Increase (decrease) in cash	11,836	(22,282)	(114,827)

Cash-beginning of period	1,944	23,787	128,607
Cash-end of period	$13,780	$1,505	$13,780

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CER

Recognizing the opportunities created by the Kyoto Protocol Exchange Mechanisms, EcoloCap Solutions Inc. (hereinafter ‘EcoloCap’ or the ‘Company’) has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value in the form of tradable CERs. EcoloCap brings together the know-how and technology.

EcoloCap has the expertise necessary for the creation of CERs traded in the new Carbon Market. The Company brings together the know-how, capital, technology, engineering, and on-the-ground operators for the successful development of Greenhouse Gases capture and utilization projects under the Clean Development Mechanism. The Carbon Credits (CERs) so created are then sold through established international markets.

EcoloCap has developed an integrated development approach that focuses on generating the Carbon Credits in developing countries to produce substantial new value in the form of tradable CERs while at the same time maximizing alternative energy generation co-products for additional revenues.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries EcoloCap Solutions Canada Inc. and Micro Bubble Technologies Inc. (see Note 2) after the elimination of inter-company accounts and transactions.

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

NOTE 2- ACQUISITION OF MICRO BUBBLE TECHNOLOGIES INC.

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

The acquisition was accounted for using the purchase method of accounting in accordance with the relevant authoritive guidance. The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period in total is 15.0 years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years. In connection with the acquisition, the Company recorded $7,425,000 of goodwill. The Company’s financial statements include the results of operations of Micro Bubble subsequent to the acquisition date.

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

The acquisition was accounted for as follows (in thousands):

Assets:
Cash	38
Technology Batteries	2,790
Technology EM Fuel	80
Customer Relationships	3,350

Goodwill	7,009

$12,915
Liabilities:

Accrued liabilities	452
Minority interest	$5,643

Total Purchase Price	$7,172

Business Combinations

 In 2008, prior to the acquisition of MBT, MBT had no income or expenses incurred and accordingly no pro-forma information are presented.

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2010 and 2009 the Company has incurred losses of $315,812 and $103,617 respectively. The Company has negative working capital of $957,535 and $959,089 at March 31, 2010 and 2009, respectively and a stockholders’ deficiency of $6,466,104 and $941,043 at March 31, 2010 and 2009. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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
March 31
2010

Furniture & fixtures--5 yrs	11,621

Balance March 31, 2010	$11,621

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

March 31,
2010

Technology Batteries	2,790,000
Technology EM Fuel	80,000
Customer Relationships	3,350,000
$6,220,000

Less : accumulated amortization	295,331

Balance March 31, 2010	$5,924,669

NOTE 6--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at March 31:

2010
Accrued interest	$8,797
Accrued operating expenses	329,026
$337,823

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

In 2009, the Company received loans from Capex Investments Limited in the amount of $47,386. In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at March 31, 2010 is $66,886. These loans carry an interest of 10% and are payable on demand.

NOTE 8--PAYABLE – STOCKHOLDERS

In 2008, the Company received loans from POMA Management Inc.(“POMA”), a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, POMA and Toniland S.A and DT Crystal Holdings Ltd (“DT Crystal”) signed an agreement whereby POMA transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at March 31 is $0. In 2009, the Company received additional loans from DT Crystal of $117,454. In 2010, the Company received loans from DT Crystal in the amount of $25,848. The amount owed to DT Crystal at March 31, 2010 is $143,302. These loans carry an interest of 10% and are payable on demand.

The amount owed to Larinton Investments S.A.at March 31 is $0.

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1.63% and are payable on demand.

In 2009, the Company received loans from stockholders in the amount of $447,096. In 2009, the Company received additional loans from stockholders of $70,500. The amount owed to stockholders at March 31 is $517,596. These loans carry an interest of 5.00% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. In 2010, the Company received additional loans from stockholders of $19,520. The amount owed to stockholders at March 31 is $86,554. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. These loans have no interest and are payable on demand.

NOTE 9--CAPITAL STOCK

On November 30, 2009, at a special meeting of shareholders, our shareholders approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 107,243,642 were issued and outstanding as of March 31, 2010.

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

A summary of option activity for the year ended March 31, 2010 is presented below:

		Weighted-	Weighted-Average
		Average Exercise	Remaining
Options	Shares	Price	Contractual Term
Outstanding at December 31, 2008	1,465,000	$1.10	5.74
Exercised, forfeited, or expired	-
Outstanding at December 31, 2009	1,465,000	$1.10	4.74
Exercisable at December 31, 2009	1,465,000	$1.10	4.74
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at March 31, 2010	1,465,000	$1.10	4.49

Exercisable at March 31, 2010	1,465,000	$1.10	4.49

For the exclusivity of its services United Best was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

NOTE 11 -INCOME TAXES

As of March 31, 2010 the company had net operating loss carry forwards of approximately $8,691,000 of which $5,710,000 were generated through foreign transactions and were already taken into account in the tax filing of the Foreign Subsidiary and are not available for US tax purpose. The remaining  net operating losses are being carried forward for subsequent years.. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at March 31, 2010 are as follows:

2010
Deferred tax asset	$990,000
Valuation allowance	(990,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 12 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the three month period ended March 31, 2010 was $5,750.

NOTE 13 -RELATED PARTY TRANSACTIONS

In 2010, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $25,848.

In 2010, the Company received loans from stockholders in the amount of $70,500. These loans carry an interest of 5.00% and are payable on demand.

In 2010, the Company received loans from Hanscom K. Inc. in the amount of $19,520. These loans have no interest and are payable on demand.

NOTE 14 - RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level l and 2 and activity within Level 3 fair value measurements.  ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to the Company’s financial position or results of operations.  The Company does not expect there will be an impact to its financial position or results of operations for the additional disclosure requirements in 2011.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  ASU 2010-09 requires an entity that is a Securities and Exchange Commission (“SEC”) filed to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  ASC 2010-09 was effective upon issuance.  The adoption of this standard had no effect on the Company’s results of operation or its financial position.

Issued

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through May 17, 2010 (the issue date of the Consolidated Financial Statements) and noted there were no material subsequent events as of that date.

Note 16 – LITIGATION

As of the filling of the present report on form 10QSB, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

Item 2.      Management’s Discussion and Analysis

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended March 31, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three Month Period ended March 31, 2010

Overview

We posted net losses of $315,812 for the three month period ended March 31, 2010 as compared to net losses of $103,617 for the comparable period of 2009.

Development Stage Expenditures

Development stage expenditures for the three month period ended March 31, 2010, were $107,600 in salaries, $7,600 in travel, $6,750 in rent and $23,200 in professional fees.

Sales

For the three month period ended March 31, 2010 we had no gross revenues. This compared to gross revenues of $0 for the same period of 2009.

Total Cost and Expenses

For the three month period ended March 31, 2010, we incurred total costs and expenses of $315,812. This compared to $103,617 for the same period of 2009. The increase in total cost and expenses resulted from the activities of Micro Bubble Inc. The subsidiary was not part of the operations in March 2009.

Selling, General and Administration

For the three month period ended March 31, 2010, we incurred selling, general and administration expenses of $171,301. This compared to $87,232 for the same period last year. The increase resulted from expenses from Micro Bubble Inc. the subsidiary acquired in September 2009.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2010, we incurred a charge of $11,155. This compared to $15,743 for the same period of the previous year. The decrease is caused by the conversion of $701,000 of debt into common shares.

 Liquidity and Capital Resources

At March 31, 2010, we had $13,780 in cash, as opposed to $1,944 in cash at December 31, 2009. Total cash requirements for operations for the three month period ended March 31, 2010 was $233,532. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2010 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2010 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At March 31, 2010, we had total assets of $13,664,048 compared to total assets of $13,705,275 at December 31, 2009.

At March 31, 2010, we had total current liabilities of $1,676,572 compared to total current liabilities of $2,295,558 at December 31, 2009. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder. The decrease is mainly due to the conversion of $701,000 shareholders loans into common stock.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. During the three months ended March 31, 2009, we incurred losses of $315,812 (compared with losses of $103,617 for the same period last year). We had negative working capital of $957,535 compared to $1,668,483 at December 31, 2009, and a stockholders' deficiency of $6,466,104 compared with a stockholders' deficiency of $5,835,523at December 31, 2009. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.     Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 6.     Exhibits

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

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of May, 2010.

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