Form 10-Q
period 2010-06-30
ECOLOCAP SOLUTIONS INC.
filed 2010-08-16
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

The Issuer had 105,400,784 shares of Common Stock, par value $.001, outstanding on August 14, 2010.

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
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$44,845	$1,944
Taxes receivable	730	730
Deposit on machinery	492,923	609,823
Prepaid expenses and sundry current assets	1,831	14,578

TOTAL CURRENT ASSETS	540,329	627,075

INTANGIBLE ASSETS (note 2 and 5)	5,791,624	6,056,252
GOODWILL (note 2)	7,008,721	7,008,721

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	10,015	13,227

TOTAL ASSETS	$13,350,689	$13,705,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Customer deposits	175,000	454,940
Note payable (note 7)	66,886	47,386
Note payable-stockholders (note 8)	1,062,330	1,402,055
Accrued expenses and sundry current
Liabilities (note 6)	377,846	391,177

TOTAL CURRENT LIABILITIES	$1,682,062	$2,295,558

STOCKHOLDERS' EQUITY
Common stock	$163,988	$162,848
Additional paid in capital	31,169,812	30,271,856
Accumulated Deficit	(25,338,802)	(25,059,593)
Earnings accumulated during development stage	197,422	460,412

TOTAL STOCKHOLDERS' EQUITY	$6,192,420	$5,835,523
Non-controlling interest	5,476,207	5,574,194
	11,668,627	11,409,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,350,689	$13,705,275

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months	Six Months	Three Months	Three Months	Beginning of development stage,
	ended	ended	ended	ended	January 1, 2007,
	June 30,	June 30,	June 30,	June 30,	through
	2010	2009	2010	2009	June 2010

SALES	$469,840	$-	$469,840	$-	$469,840

Cost of sales	452,000		452,000		452,000

Gross Profit	17,840		17,840		17,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	362,631	133,747	191,330	46,515	2,110,138
Depreciation and amortization (note 5)	267,840	-	134,651	-	442,715
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Compensation expense					5,469,897
Interest	27,257	34,579	16,102	18,836	422,582
Foreign exchange loss (gain)	298	12,695	131	12,053	(165,787)

TOTAL COSTS AND EXPENSES	658,026	181,021	342,214	77,404	266,420

NET(LOSS)	$(640,186)	$(181,021)	$(324,374)	$(77,404)	(248,580)

Attributable to :

Ecolocap Solutions Inc.	$(542,199)	$(181,021)	$(279,209)	$(77,404)	(81,787)
Non-controlling interest	$(97,987)	$-	$(45,165)	$-	(166,793)

Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	105,525,784	43,938,739	105,525,784	43,938,739	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS Six months ended June 30, 2010 and 2009
(unaudited)
	June 30	June 30	Beginning of development stage, January 1, 2007, through
	2010	2009	June 2010

Net loss	$(542,199)	$(181,021)	(302,250)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	267,840	3,212	442,715
Imputed interests of shareholders loans	11,106	-	11,106

Issuance of common stock for services	-	-	3,269,600
Accrued interests-stockholder	-	22,900	-
Stock based compensation			5,211,897

Non cash adjustment
Non-controlling interest	(97,987)	-	(166,793)

Changes in operating assets and liabilities:

Taxes receivable	-	25,345	(730)
Prepaid expenses and sundry current assets	12,747	-	39,514
Deposit on machinery	116,900	-	52,477
Customer deposits	(279,940)	-	(279,940)
Accrued expenses and sundry current liabilities	63,659	99,896	(2,906,528)

Net cash used by operating activities	$(447,874)	$(29,668)	$5,371,068

Investing activities
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	-	-	4,997
Net cash used in investing activities	$-	$-	$43,112

Financing activities

Stock payable	-	16,000	(1,000,000)
Issuance of common stock	110,000		325,250
Sale of common stock			1,003,400

Proceeds (Repayment) of loans payable	19,500		19,500
Proceeds of loans payable stockholders	361,275	-	(5,846,092)

Net cash provided by financing activities	$490,775	$16,000	$(5,497,942)

Increase (decrease) in cash	42,901	(13,668)	(83,762)

Cash-beginning of period	1,944	23,787	128,607

Cash-end of period	$44,845	$10,119	$44,845

ECOLOCAP SOLUTIONS INC.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

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

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2010 and 2009 the Company has incurred losses of $640,186 and $181,021 respectively. The Company has negative working capital of $1,141,733 and $1,034,887 at June 30, 2010 and 2009, respectively and a stockholders’ deficiency of $6,192,420 and $1,018,447 at June 30, 2010 and 2009. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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
June 30,
2010

Furniture & fixtures - 5 yrs	10,015
Balance June 30, 2010	$10,015

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

June 30,
2010

Technology Batteries	2,790,000
Technology EM Fuel	80,000
Customer Relationships	3,350,000
$6,220,000

Less : accumulated amortization	428,376

Balance June 30, 2010	$5,791,624

NOTE 6--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at June 30:

2010
Accrued interest	$18,867
Accrued operating expenses	358,979
$377,846

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

In 2009, the Company received loans from Capex Investments Limited in the amount of $47,386. In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at June 30, 2010 is $66,886. These loans carry an interest of 10% and are payable on demand.

NOTE 8--PAYABLE – STOCKHOLDERS

In 2008, the Company received loans from POMA Management Inc.(“POMA”), a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, POMA and Toniland S.A and DT Crystal Holdings Ltd (“DT Crystal”) signed an agreement whereby POMA transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at June 30 is $0. In 2009, the Company received additional loans from DT Crystal of $117,454. In 2010, the Company received loans from DT Crystal in the amount of $218,454. The amount owed to DT Crystal at June 30, 2010 is $335,908. These loans carry an interest of 10% and are payable on demand.

The amount owed to Larinton Investments S.A.at June 30 is $0.

In 2009, the Company received loans from a stockholder in the amount of $57,000. These loans carry an interest of 1.63% and are payable on demand.

In 2009, the Company received loans from stockholders in the amount of $447,096. In 2010, the Company received additional loans from stockholders of $126,301. The amount owed to stockholders at June 30 is $573,397. These loans carry an interest of 5.00% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. In 2010, the Company received additional loans from stockholders of $16,520. The amount owed to stockholders at June 30 is $83,554. These loans have no interest and are payable on demand.

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

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 105,400,784 were issued and outstanding as of June 30, 2010.

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

A summary of option activity for the year ended June 30, 2010 is presented below:

		Weighted-	Weighted-Average
		Average Exercise	Remaining
Options	Shares	Price	Contractual Term
Outstanding at December 31, 2008	1,465,000	$1.10	5.74
Exercised, forfeited, or expired	-
Outstanding at December 31, 2009	1,465,000	$1.10	4.74
Exercisable at December 31, 2009	1,465,000	$1.10	4.74
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at June 30, 2010	1,465,000	$1.10	4.24

Exercisable at June 30, 2010	1,465,000	$1.10	4.24

For the exclusivity of its services United Best was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

NOTE 11 -INCOME TAXES

As of June 30, 2010 the company had net operating loss carry forwards of approximately $9,349,000 of which $5,710,000 were generated through foreign transactions and were already taken into account in the tax filing of the Foreign Subsidiary and are not available for US tax purpose. The remaining  net operating losses are being carried forward for subsequent years.. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at June 30, 2010 are as follows:

2010
Deferred tax asset	$1,200,000
Valuation allowance	(1,200,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 12 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the six month period ended June 30, 2010 was $5,750.

NOTE 13 -RELATED PARTY TRANSACTIONS

In 2010, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $218,454.

In 2010, the Company received loans from stockholders in the amount of $126,301. These loans carry an interest of 5.00% and are payable on demand.

In 2010, the Company received loans from Hanscom K. Inc. in the amount of $16,520. These loans have no interest and are payable on demand.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  ASU 2010-09 requires an entity that is a Securities and Exchange Commission (“SEC”) filed to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  ASC 2010-09 was effective upon issuance.  The adoption of this standard had no effect on the Company’s results of operation or its financial position

Issued

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

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through August 14, 2010 (the issue date of the Consolidated Financial Statements) and noted there were no material subsequent events as of that date.

Note 16 – LITIGATION

As of the filling of the present report on form 10QSB, the Company considers there was no pending or threatened litigation, claims, or assessments against the Company for its acts or omission.

Item 2.      Management’s Discussion and Analysis

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended June 30, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In March 2010, the preliminary test results showed that the EcoloCap Nano Lithium battery performs better than predicted. Testing has also demonstrated an actual increase in the power densities previously calculated.A single cell of EcoloCap's Nano Lithium Battery, rated at a minimum of 200 Ahr, can replace hundreds of existing lithium-ion battery cells. Rigorous testing has concluded that the Nano Lithium X Battery performs even better than the company previously estimated, and represents a substantial improvement over existing lithium-ion batteries in terms of energy density and recharge time.

In May 2010, the Company retained Enersol Energy System Solutions, a leading battery and energy system consulting firm in the U.S., to finalize its plans to build a production facility in Seoul, Korea and begin manufacturing its proprietary Nano Lithium X Battery. In conjunction with EcoloCap's personnel in the U.S. and South Korea, Enersol will first conduct a needs analysis for the proposed production facility. Subsequently, Enersol will determine the physical layout, the equipment required, and perform a cost analysis. The Enersol report will serve as a basis for the construction of the facility, the purchasing and layout of the plant and equipment with the goal of maximizing production and quality while controlling cost.

In May 2010, the Company entered into a Letter of Intent with MEGES BV io ("Meges") wherein we agreed to form a new joint venture entity with Meges wherein we and Meges would each own a 50% interest in the new entity. The new entity will market and sell batteries of all types in Europe. All technology developed will be owned by us. This Letter of Intent contemplates the execution of a final agreement.

In June 2010, we announced the sale of an NPW-30 unit to R3 Energy LLC (http://www.R3energyllc.com) of Cottonwood Falls, Kansas.

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

Results of Operations

For the Six Month Period ended June 30, 2010

Overview

We posted net losses of $324,374 and $640,186 respectively for the three and the six month periods for the six month period ended June 30, 2010 as compared to net losses of $77,404 and $181,021 for the comparable periods of 2009.

Development Stage Expenditures

Development stage expenditures for the six month period ended June 30, 2010, were $107,600 in salaries, $7,600 in travel, $6,750 in rent and $23,200 in professional fees.

Sales

For the three and six month periods ended June 30, 2010 we had gross revenues of $469,840. This compared to no gross revenues for the same periods of 2009.

Total Cost and Expenses

For the three and six month periods ended June 30, 2010, we incurred total costs and expenses of $342,214 and $658,026. This compared to $77,404 and $181,021for the same periods of 2009. The increase in total cost and expenses resulted from the activities of Micro Bubble Inc. The subsidiary was not part of the operations in June 2009.

Selling, General and Administration

For the three and six month periods ended June 30, 2010, we incurred selling, general and administration expenses of $191,330 and $362,631. This compared to $46,515 and $133,747for the same periods last year. The increase resulted from expenses from Micro Bubble Inc. the subsidiary acquired in September 2009.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2010, we incurred a charge of $16,102 and $27,257. This compared to $18,836 and $34,579 for the same periods of the previous year. The decrease is caused by the conversion of $701,000 of debt into common shares.

Liquidity and Capital Resources

At June 30, 2010, we had $44,845 in cash, as opposed to $1,944 in cash at December 31, 2009. Total cash requirements for operations for the six month period ended June 30, 2010 was $447,874. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2010 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2010 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At June 30, 2010, we had total assets of $13,350,689 compared to total assets of $13,705,275 at December 31, 2009.

                At June 30, 2010, we had total current liabilities of $1,682,062 compared to total current liabilities of $2,295,558 at December 31, 2009. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder. The decrease is mainly due to the conversion of $701,000 shareholders loans into common stock.

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

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We have only had operating losses which raise substantial doubts about our viability to continue our business and our auditors have issued an opinion expressing the uncertainty of our company to continue as a going concern. If we are not able to continue operations, investors could lose their entire investment in our Company.

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. During the six months ended June 30, 2010, we incurred losses of $640,186 (compared with losses of $181,021 for the same period last year). We had negative working capital of $1,141,733 compared to $1,668,483 at December 31, 2009, and a stockholders' deficiency of $6,192,420 compared with a stockholders' deficiency of $5,835,523at December 31, 2009. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.     Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of August, 2010.

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