Form 10-Q
period 2010-09-30
ECOLOCAP SOLUTIONS INC.
filed 2010-11-19
CIK 1290506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31165

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1250 S. Grove Ave
Suite 308
Barrington, Illinois, 60010
(Address of principal executive offices, including zip code.)

866-479-7041
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

The Issuer had 106,950,132 shares of Common Stock, par value $.001, outstanding on November 14, 2010.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$3,343	$1,944
Taxes receivable	730	730
Deposit on machinery	175,000	609,823
Prepaid expenses and sundry current assets	457	14,578

TOTAL CURRENT ASSETS	179,530	627,075

INTANGIBLE ASSETS (note 2 and 5)	2,665,381	6,056,252
GOODWILL (note 2)	3,233,928	7,008,721

PROPERTY AND EQUIPMENT, AT COST,
LESS ACCUMULATED DEPRECIATION	486,694	13,227

TOTAL ASSETS	$6,565,533	$13,705,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Customer deposits	175,000	454,940
Note payable (note 7)	116,886	47,386
Note payable-stockholders (note 8)	807,060	1,402,055
Accrued expenses and sundry current
Liabilities (note 6)	1,379,088	391,177

TOTAL CURRENT LIABILITIES	$2,478,034	$2,295,558

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock	$165,538	$162,848
Additional paid in capital	31,332,818	30,271,856
Accumulated Deficit	(32,821,467)	(25,059,593)
Earnings accumulated during development stage	197,422	460,412

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	$(1,125,689)	$5,835,523
Non-controlling interest	5,213,188	5,574,194
	4,087,499	11,409,717
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$6,565,533	$13,705,275

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of development stage, January
	ended	ended	ended	ended	1, 2007,
	September 30,	September 30,	September 30,	September 30,	through
	2010	2009	2010	2009	September 2010

SALES	$469,840	$765,000	$-	$765,000	$1,234,840

Cost of sales	452,000	406,000	-	406,000	858,000

Gross Profit	17,840	359,000	-	359,000	376,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	642,907	342,651	280,276	208,904	2,390,414
Depreciation and amortization (note 5)	336,057	26,667	68,217	26,667	510,932
Research and Development	427,923		427,923		427,923
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Impairment Loss Intangible Assets	3,077,347		3,077,347		3,077,347
Impairment Loss Goodwill	3,774,793		3,774,793		3,774,793
Compensation expense	109,178		109,178		5,579,075
Interest	35,280	35,494	8,023	915	430,605
Foreign exchange loss (gain)	225	7,030	(73)	(5,665)	(165,860)

TOTAL COSTS AND EXPENSES	8,403,710	411,842	7,745,684	230,821	8,012,104

NET(LOSS)	$(8,385,870)	$(52,842)	$(7,745,684	$128,179	(7,635,264)

Attributable to :

Ecolocap Solutions Inc.	$(8,024,864)	$(52,842)	$(7,482,665)	$(93,657)	(7,052,422)
Non-controlling interest	$(361,006)	$(221,836)	$(263,019)	$(221,836)	(582,842)

Net Loss Per Share	$(0.08)	$(0.00)	$(0.07	$(0.00)	N/A

Average weighted Number of Shares	,105,640,302	43,938,739	105,869,337	43,938,739	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and 2009
(unaudited)

	September 30	September 30	Beginning of development stage, January 1, 2007, through
	2010	2009	September 2010

Net loss	$(8,024,864)	$(274,678)	$(7,784,915)

Adjustment to reconcile net income to net cash used
in operating activities

Depreciation and amortization	336,057	31,485	510,932
Imputed interests of shareholders loans	3,483	-	3,483

Impairment Loss Intangible Assets	3,077,347		3,077,347
Impairment Loss Goodwill	3,774,793		3,774,793
Compensation expense	109,178		109,178

Issuance of common stock for services		-	3,269,600
Accrued interests-stockholder	-	34,324	-
Issuance of common stock		54,000
Premium on issuance of common stock		7,118,000
Stock based compensation			5,211,897

Intangible assets		(5,490,000)
Goodwill		(7,425,000)
Minority interest		5,833,433
Non cash adjustment
Non-controlling interest	(361,006)	-	(429,812)

Changes in operating assets and liabilities:

Accounts receivable		(370,060)
Taxes receivable	-	23,340	(730)
Prepaid expenses and sundry current assets	14,121	(139,400)	40,888
Deposit on machinery	434,823	-	370,400
Customer deposits	(279,940)	-	(279,940)
Accrued expenses and sundry current liabilities	1,064,902	512,011	(1,905,285)

Net cash provided (used) by operating activities	$148,894	$(92,545)	$5,967,836

Investing activities
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	(496,000)	-	(491,003)
Net cash used in investing activities	$(496,000)	$-	$(452,888)

Financing activities

Stock payable	-	-	(1,000,000)
Issuance of common stock	110,000		325,250
Sale of common stock			1,003,400

Proceeds (Repayment) of loans payable	69,500		69,500
Proceeds of loans payable stockholders	169,005	97,887	(6,038,362)

Net cash provided by financing activities	$348,505	$97,887	$(5,640,212)

Increase (decrease) in cash	1,399	5,342	(125,264)

Cash-beginning of period	1,944	23,787	128,607

Cash-end of period	$3,343	$29,129	$3,343

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

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

NOTE 3--GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2010 and 2009 the Company has incurred losses of $8,385,870 and $274,678 respectively. The Company has negative working capital of $2,298,504 and $1,009,838 at September 30, 2010 and 2009, respectively and a stockholders’ deficiency of $1,125,689 and $11,893,329 at September 30, 2010 and 2009. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 --PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

September 30,
2010

Testing equipment	478,285
Furniture & fixtures - 5 yrs	8,409

Balance September 30, 2010	$486,694

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

September 30,
2010
Technology Batteries	2,790,000
Technology EM Fuel	80,000
Customer Relationships	-
$2,870,000

Less : accumulated amortization	204,619

Balance September 30, 2010	$2,665,381

NOTE 6--ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at September 30:

2010
Accrued interest	$34,121
Accrued operating expenses	1,344,967
$1,379,088

On August 30, 2010, War Chest Capital Multi-Strategy Fund, LLC and the holder of a debt by the Company signed an agreement whereby the holder of a debt transferred part of its debt ($25,000) to War Chest Capital Multi-Strategy Fund, LLC. On September 15, 2010, War Chest Capital Multi-Strategy Fund, LLC has elected to convert debt of $25,000 into 600,000 common shares of the Company. The price of the shares of the Company is equal to $0,041666 per common shares of the Company. The amount owed to War Chest Capital Multi-Strategy Fund, LLC at September 30 is $0.

On August 31, 2010, Barclay Lyons, LLC and the holder of a debt by the Company signed an agreement whereby the holder of a debt transferred part of its debt ($25,000) to Barclay Lyons, LLC. On September 15, 2010, Barclay Lyons, LLC has elected to convert debt of $25,000 into 600,000 common shares of the Company. The price of the shares of the Company is equal to $0,041666 per common shares of the Company. The amount owed to Barclay Lyons, LLC at September 30 is $0.

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

In 2009, the Company received loans from Capex Investments Limited in the amount of $47,386. In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at September 30, 2010 is $66,886. These loans carry an interest of 8% and are payable on demand.

In 2010, the Company received a loan from Asher Enterprises Inc. in the amount of $50,000. The amount owed to Asher Enterprises Inc. at September 30, 2010 is $50,000. The loan is convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to 61% of the market price of the common shares of the Company at the date of the execution of the conversion. This loan carries an interest of 8% and is payable on demand.

NOTE 8--PAYABLE – STOCKHOLDERS

In 2008, the Company received loans from POMA Management Inc.(“POMA”), a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, POMA and Toniland S.A and DT Crystal Holdings Ltd (“DT Crystal”) signed an agreement whereby POMA transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010.The amount owed to Toniland S.A at September 30 is $0. In 2009, the Company received additional loans from DT Crystal of $117,454. In 2010, the Company received loans from DT Crystal in the amount of $364,685. The amount owed to DT Crystal at September 30, 2010 is $482,139. These loans carry an interest of 10% and are payable on demand.

The amount owed to Larinton Investments S.A.at September 30 is $0.

In 2009, the Company received loans from a stockholder in the amount of $57,000. In 2010, the Company received additional loans from stockholder of $100,000. The loans are convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to $0.122 per common shares of the Company. The amount owed to a stockholder at September 30, 2010 is $157,000. These loans carry an interest of 8% and are payable on demand.

In 2009, the Company received loans from stockholders in the amount of $447,096. In 2010, the Company received additional loans from stockholders of $107,300. On January 5, 2010, the stockholders signed an agreement where they transferred part of their debt ($417,725). The amount owed to stockholders at September 30 is $136,671. These loans carry an interest of 5.00% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. In 2010, the Company received additional loans from stockholders of $18,020. On January 5, 2010, Hanscom K. Inc. signed an agreement where it transferred part of its debt ($65,804). The amount owed to stockholders at September 30 is $19,250. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. On January 5, 2010, SRD Inc. signed an agreement where it transferred its debt ($12,471).The amount owed to SRD Inc.  at September 30 is $0.These loans have no interest and are payable on demand.

On August, 2009, Black Mountain Equities Inc. and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($25,000) to Black Mountain Equities Inc. On September 23, 2010, Black Mountain Equities Inc. has elected to convert loans of $13,000 into 174,348 common shares of the Company. The price of the shares of the Company is equal to $0,0745635per common shares of the Company. The amount owed to Black Mountain Equities Inc. at September 30 is $12,000. These loans carry an interest of 10.00% and are payable on demand.

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

On August 9, 2010, the Company entered into an agreement with Kodiak Capital Group LLC (“Kodiak”). The agreement was to provide advice to undertake for and consult with the Company concerning financing. Kodiak for its services was granted One Hundred and Seventy five Thousand (175,000) restricted shares of the Company’s common stock.

On September 15, 2010, War Chest Capital Multi-Strategy Fund, LLC has elected to convert debt of $25,000 into 600,000 common shares of the Company. The price of the shares of the Company is equal to $0.041666 per common shares of the Company.

On September 15, 2010, Barclay Lyons, LLC has elected to convert debt of $25,000 into 600,000 common shares of the Company. The price of the shares of the Company is equal to $0.041666 per common shares of the Company.

On September 23, 2010, Black Mountain Equities Inc. has elected to convert loans of $13,000 into 174,348 common shares of the Company. The price of the shares of the Company is equal to $0,0745635per common shares of the Company.

NOTE 10-STOCK-BASED COMPENSATION EXPENSE

On August 9, 2010, the Company entered into an agreement with Kodiak Capital Group LLC (“Kodiak”). The agreement was to provide advice to undertake for and consult with the Company concerning financing. Kodiak for its services was granted One Hundred and Seventy five Thousand (175,000) restricted shares of the Company’s common stock.

For the exclusivity of its services United Best was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

A summary of option activity for the period ended September 30, 2010 is presented below:

		Weighted-	Weighted-Average
		Average Exercise	Remaining
Options	Shares	Price	Contractual Term
Outstanding at December 31, 2008	1,465,000	$1.10	5.74
Exercised, forfeited, or expired	-
Outstanding at December 31, 2009	1,465,000	$1.10	4.74
Exercisable at December 31, 2009	1,465,000	$1.10	4.74
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at September 30, 2010	1,465,000	$1.10	3.99

Exercisable at September 30, 2010	1,465,000	$1.10	3.99

NOTE 11 -INCOME TAXES

As of September 30, 2010 the company had net operating loss carry forwards of approximately $17,734,000 of which $5,710,000 were generated through foreign transactions and were already taken into account in the tax filing of the Foreign Subsidiary and are not available for US tax purpose. The remaining net operating losses are being carried forward for subsequent years.. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at September 30, 2010 are as follows:

2010
Deferred tax asset	$3,965,000
Valuation allowance	(3,965,000)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 12 -COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the nine month period ended September 30, 2010 was $11,300.  The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

NOTE 13 -RELATED PARTY TRANSACTIONS

In 2010, the Company received loans from stockholders in the amount of $107,300. These loans carry an interest of 5.00% and are payable on demand.

In 2010, the Company received loans from Hanscom K. Inc. in the amount of $18,020. These loans have no interest and are payable on demand.

In 2010, the Company received loans from a stockholder in the amount of $100,000. These loans carry an interest of 8.00% and are payable on demand.

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended September 30, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In June 2010, we announced the sale of an NPW-30 unit to R3 Energy LLC (http://www.R3energyllc.com) of Cottonwood Falls, Kansas.

In July 2010, we announced that contract negotiations are underway with a large Indian business group to initiate the next steps in a joint venture for local production of our advanced Li Nano battery.

In August 2010, we announced that we have held successful discussions with the Indian Joint Secretary, Ministry of Petroleum and Natural Gas.  As a result of the meeting, the Minister has directed that testing on M-Fuel to be started as soon as possible and following positive results, a program will be put in place for full implementation of the use of M-Fuel in India with the Argentum group as project manager for the operation.

In August 2010, we announced that we have reached an agreement with EMTECH FUELS to start testing M-Fuel, with an accredited lab, to get local and EPA approval for the proprietary, emulsified diesel fuel.  The accreditation will mean the M-Fuel will be able to earn approval to be used as an alternative to low sulfur diesel for immediate use as both internal and external diesel engines, and in addition, will meet the EPA emission reduction mandates for the year 2014.

In September 2010, we announced that our CEO, was invited by the ArcelorMittal management to visit their steel fabrication operation in Kazakhstan. The visit will serve to launch a feasibility study in order to demonstrate the many features of our fuel processing technologies.

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

Results of Operations

For the Nine Month Period ended September 30, 2010

Overview

We posted net losses of $7,745,684 and $8,385,870 respectively for the three and the nine month periods, for the nine month period ended September 30, 2010 as compared to net losses of $93,657 and $274,678 for the comparable periods of 2009.

Development Stage Expenditures

Development stage expenditures for the nine month period ended September 30, 2010, were $364,551 in salaries, $23,189 in travel, $606,000 in research and development and $204,809 in professional fees.

Sales

For the three and nine month periods ended September 30, 2010 we had gross revenues of $469,840. This compared to gross revenues of $765,000for the same periods of 2009.

Total Cost and Expenses

For the three and nine month periods ended September 30, 2010, we incurred total costs and expenses of $7,745,684 and $8,403,710. This compared to $636,821 and $817,842 for the same periods of 2009. The increase in total cost and expenses resulted from the activities of Micro Bubble Inc. The subsidiary was not part of the operations in September 2009

Selling, General and Administration

For the three and nine month periods ended September 30, 2010, we incurred selling, general and administration expenses of $280,276 and $642,907. This compared to $208,904 and $342,651for the same periods last year. The increase resulted from expenses from Micro Bubble Inc. the subsidiary acquired in September 2009.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2010, we incurred a charge of $8,023 and $35,280. This compared to $915 and $35,494 for the same periods of the previous year. The decrease is caused by the conversion of $701,000 of debt into common shares.

Liquidity and Capital Resources

At September 30, 2010, we had $3,343 in cash, as opposed to $1,944 in cash at December 31, 2009. Total cash provided by operations for the nine month period ended September 30, 2010 was $148,894. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2010 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At September 30, 2010, we had total assets of $6,565,533 compared to total assets of $13,705,275 at December 31, 2009. The decrease is mainly due to impairment loss expenses on intangible assets and goodwill.

At September 30, 2010, we had total current liabilities of $2,478,034 compared to total current liabilities of $2,295,558 at December 31, 2009. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder. The increase is mainly due to research and development expenses.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. During the nine months ended September 30, 2010, we incurred losses of $8,385,870 (compared with losses of $274,678 for the same period last year). We had negative working capital of $2,298,504 compared to $1,668,483 at December 31, 2009, and a stockholders' deficiency of $1,125,689 compared with a stockholders' equity of $5,835,523 at December 31, 2009. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on their evaluation of our disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of September 30, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.                      EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2010.

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