Form 10-K
period 2010-12-31
ECOLOCAP SOLUTIONS INC.
filed 2011-04-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number: 000-31165

ECOLOCAP SOLUTIONS INC.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of Incorporation or Organization)

1250 S. Grove Ave, Suite 308
Barrington, Illinois, 60010
(Address of principal executive offices)

866-479-7041
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ]     NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X]     NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010: $7,297,349.

As of April 15, 2011, 120,511,092 shares of the registrant’s common stock were outstanding.

PART I.

ITEM 1.         BUSINESS.

EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects.

We plan to develop economically feasible renewable energy.

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

Micro Bubble developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels’ costs and efficiencies and the NPW machine that converts waste organic oils into biodiesel and pure glycerine. It also developed the Carbon Nano Tube Battery (CNT-Battery), and the Nano Li- Battery both fully recyclable, rechargeable batteries that far exceeds the performance capabilities of any existing battery on the market at this time. The acquisition of this business will enable the Company to expand its reference in an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products.

On November 4, 2010, the Company transferred all of its shares of Ecolocap Solutions (Canada) Inc. to DT Crystal Holdings Ltd in exchange of the reduction of $100,000 of its debts.

Change in Shell Company Status

Since November 2007, the Company changed its orientation (mission) and plan to develop economically feasible renewable energy. The Company changed its name to Ecolocap Solutions in December 2007. The Company has hired a new CEO. The Company has 5 employees and has over 25 employees through subcontracting of part of its development work (scouting, projects documentation work, contracts negotiations).

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

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures M-Fuel, an innovative emulsion fuel that far exceeds all conventional fuels’ costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a emulsion of 60% heavy oil, 38%, and a 2% stabilizing additive for external combustion engines and 70% heavy oil, 28% water and 2% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery.  Independent tests conducted in the US, Korea and Australia demonstrate M-Fuels unique burning process facilitates increased efficiency, resulting in average reduced NOx emissions by 60%, particulate emissions by 98%  reduces fuel consumption by 30% to 40%%, and cut costs by up to 20%..

The Clean Air Act specifies that any emulsion diesel fuel that has 14% or greater water is eligible for a 19.7% rebate on the fuel tax.  The end user of M-Fuel may in some cases, save money on prices for diesel.

Nano Li Battery

Independent tests have demonstrated that the Nano Li battery utilizing new anode and cathode technologies and only requiring 10% by weight Li is the least expensive and highest Whr/Kg of any comparable type battery at 25% of the cost/KwHr.  Independent tests

Volumetric energy density	Wh/l	496.29
Mass	Kg	5.45
Mass energy density	Wh/Kg	215.80
Watt power density	W/kg
Voltage	V	4.20

NPW Machine

NPW Series biodiesel processing machines will allow customers to utilize cheaper waste feedstock (high free fatty acid organic oils such as trap grease, beef tallow, chicken fat, algae) , reduce production cost /gallon, and produce biodiesel exceeding all ASTM specs.  Most equipment providers must first approve feedstock to ensure biodiesel quality.  We do not need to approve the biodiesel feedstock and there is no limit on the degree of waste oil that can be processed.  (up to 99.2% FFA Feedstock).  A secondary process is recovers glycerin as a production by product.  We also have an additional Glycerin Refining Machine that can make several grades of glycerin to meet applications designated by the customer.

Our Current Operations

Ecolocap has sold its first NPW system is presently undergoing contract negotiations for multiple installations.

The Nano Li Battery promise to change the panorama of the energy storage market in the near-term by offering superior performance compared to existing lithium-ion batteries and greatly reduced prices. Several industries, including the telecommunications industry, have been receptive with either substantial orders or serious demonstrations of interest.  We have signed MOU’s for production facilities in Vietnam and Holland.

MBT has also developed a new process that blends non-miscible liquids (oil and water) on a submicron level in order to create a new non-emulsified fuel product that it calls EM-Fuel.  Tests conducted in the City of Brisbane, Australia have verified all claims to emissions and savings.  We are in the process of signing a distribution contract for M-Fuel in Australia and New Zealand.  Additionally, contracts are under negotiation for a large power plant in Chile and possible implementation of M-Fuel in the Ukraine.

Given the turmoil in the Mideast M-Fuel is being evaluated by African and Caribbean nations where the diesel is the main source of power generation as the immediate way to reduce costs, and as an ancillary benefit is the reduction of emission.

Ecolocap Solutions has conducted an analysis of MBT M-Fuels impact on the environment in relation to its carbon credit earning potential, and the economic significance for M-Fuel users.

The CNT battery has been put on hold for the time being as the new Nano battery is actually easier to build, less expensive and has higher profit margins.

Our Vision

EcoloCap brings together the innovation, engineering, and industry knowledge to create products that have a significant—constructive and quantifiable—impact on the environment, while cost-effectively enhancing intrinsic performance characteristics.   With these ground-breaking alternative energy products, EcoloCap is uniquely positioned to unleash the power of nanotechnology and revolutionize the world largest markets.

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

•	On-Road Transportation: EV/PHEV, trucks, buses, public fleets, mass transit fleets, private fleets
•	Off-Road Transportation: marine engines, locomotives, construction equipment
•	Power Generation: cell towers, data centers, apartments complexes, hospitals, universities
•	Grid Stabilization: utilities, energy services, systems operators, merchant operators, municipalities
•	Industrial: power plants, manufacturing plants, boilers, furnaces, turbines, driers, kilns
•	Government: military, defense contractors, systems integrators, aerospace, propulsion systems

Regulation

The MBT batteries will be undergoing full destructive testing and should be completed by the end of the 3rd quarter.  At the present time the only regulations that may affect the MBT Nano Li battery is the transportation by passenger plane.  Once destruction testing demonstrates the safety of the batteries they should be allowed to be transported passenger plane.

We will be seeking final approval by the EPA for the M-Fuel additive.

Competition

There are many battery manufactures and types of batteries.  The battery market is defined by the mission and cost.  To date there is no direct comparison for our batteries and we plan to initially impact the mission sensitive projects.

The M-Fuel technology is unique and is superior to any type of emulsion fuel at reduced selling process than the pre-processed fuel.  In our process we recover the free SOx and NOx present in fuel before processing. No other emulsion process eliminates heavy metals, S and N from the fuel prior to processing of the fuel.  This process will also be marketed as a standalone process for the elimination of Sulphur from fuel oil.

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

ITEM 1A.       RISK FACTORS.

           Our proposed business is speculative and we have just begun operations in CNT Battery and M-Fuel technology.

Our plan of operation is speculative. We have appointed officers and directors; they do not have a vast experience in CNT Battery and M-Fuel technology. The likelihood of achieving our plans is remote, and it is possible that you could lose your entire investment.

Need for substantial additional capital.

We are in need of substantial additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise at least an additional

$2,000,000. There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience significant dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

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

We intend to contract with third parties for goods and services that will be essential to our operations. If the scopes of services or pricing are not commercially reasonable, we may incur additional costs. For example:

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

Our auditors have issued a going concern opinion in their report dated March 31, 2011. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.

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

We rely heavily on our executive management and key employees to provide services and for continued business development, including, in particular, our officers and directors, Mr. Tri Vu Truong, Mr. Michel St-Pierre, Mr. Claude Pellerin, Mr. Mark Lawson, Albert Beerli, Michael Siegel, Robert Egger and Jeung Kwak. At the present time, we do not have employment agreements with any of our officers and directors. Our business could be materially adversely affected if a number of our executive officers, managers and other key employees were to leave us and if we were unable to attract and retain qualified replacements.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Barrington IL for 1,850 per month. The Company believes that its current office facilities will not be sufficient for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High	Low
December 31, 2010	$0.10	$0.02
September 30,2010	$0.20	$0.095
June 30, 2010	$0.47	$0.16
March 31, 2010	$0.50	$0.26
December 31, 2009	$0.66	$0.17
September 30, 2009	$0.25	$0.11
June 30, 2009	$0.39	$0.04
March 31, 2009	$0.25	$0.03
December 31, 2008	$0.46	$0.11
September 30, 2008	$0.85	$0.30
June 30, 2008	$0.80	$0.42
March 31, 2008	$1.40	$0.45
December 31, 2007	$1.88	$0.55
September 30, 2007	$0.55	$0.32
June 30, 2007	$1.34	$0.25
March 31, 2007	$0.35	$0.35

Holders

As of March 31, 2011, we had thirty seven stockholders of record.

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

Registration Statement

On November 17, 2010, a Registration Statement on Form S-8 (the “Registration Statement”) was filed by Ecolocap Solutions, Inc., a Nevada corporation (the “Company” or the “Registrant”), and the Ecolocap Solutions Inc. 2010 Non-Qualified Stock Option Plan (the “Plan”) relating to 10,000,000 shares of its Common Stock, par value $0.001 per share (the “Common Stock”), to be offered and sold to accounts of eligible persons of the Company under the Plan.

As of December 31, 2010, 1,645,025 shares of common stock have been sold.

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

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.         SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbour provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW’s machine per month.

Results of Operations

For the Twelve Month Period ended December 31, 2010

Overview

We posted net losses of $8,851,600 for the year ended December 31, 2010 as compared to net losses of $975,857 last year. The loss resulted mainly from impairment loss on Intangible Assets and Goodwill and  research and product development of the Nano Li Battery and the M-Fuel technology.

Development Stage Expenditures

Development stage expenditures for the year ended December 31, 2010, were $441,150 in salaries, $34,900 in travel, $23,400 in rent, $391,335 in compensation expense, $477,923 in research & development and $108,900 in professional fees.

Sales

For the year ended December 31, 2010 we had 469,840 in gross revenues as compared to no gross revenues in 2009.

Total Cost and Expenses

For the year ended December 31, 2010, we incurred total costs and expenses of $8,869,440. This compared to $975,857 for last year. The increase in total cost and expenses resulted mainly from the impairment loss on Intangible Assets and Goodwill.

Selling, General and Administration

For the year ended December 31, 2010, we incurred selling, general and administration expenses of $731,443. This compared $285,025 for last year. The increase resulted from the management salaries being accrued for a complete year, salaries of new salesmen and consulting fees.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2010, we charged $60,375. This compared to $42,705 for last year. The increase is caused by short term loans with high interest.

Liquidity and Capital Resources

At December 31, 2010, we had $25,920 in cash, as opposed to $1,944 in cash at December 31, 2009. Total cash requirements for operations for the twelve month period ended December 31, 2010 was $83,409. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2011 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2011 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At December 31, 2010, we had total assets of $6,518,707 compared to total assets of $13,705,275. The decrease is mainly due to impairment loss on Intangible assets and Goodwill ($6,852,140).

At December 31, 2010, we had total current liabilities of $2,424,388 compared to total current liabilities of 2,295,558 at December 31, 2009. The liabilities are mainly due to (i) accrued operational costs ($1,238,322), (ii) customer deposit ($175,000), (iii) notes payable ($156,886) and (iv) loan notes from shareholders ($854,180).

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the year ending December 31, 2010. With respect to the audited year ending December 31, 2010, we incurred losses of $8,851,600 (compared with losses of $975,857 for the same period last year). We had negative working capital for the year ending December 31, 2010 of $2,223,468 (compared with $1,668,483 for the same period last year), and a stockholders' deficiency of $1,018,475 unaudited as of December 31, 2010 (compared with a stockholders' deficiency of $5,835,523 audited as of December 31, 2009). All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of December 31, 2010, our auditors may issue an opinion in their audit report for the year ended December 31, 2010 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Ecolocap Solutions, Inc.
Barrington, IL

We have audited the accompanying consolidated balance sheets of EcoloCap Solutions. Inc. (a development stage company) (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and from inception (January 1, 2007) through December 31, 2010. These consolidated financial statements are the responsibility of Ecolocap Solutions, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control for financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial Statements. An audit also includes assessing the accounting principles used and significant estimates made management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EcoloCap Solutions, Inc. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from inception (January 1, 2007) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, as of December 31, 2010 the Company has negative working capital of $2,223,468 and a stockholders’ deficit attributable to the Company of $1,018,475. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to, among other things, attain profitable operations and generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PARITZ & COMPANY P.A.

Hackensack, New Jersey
April 14, 2011

ECOLOCAP SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31,

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$25,920	$1,944
Taxes Receivable	-	730
Deposit on machinery	175,000	609,823
Prepaid expenses and sundry current assets	-	14,578

TOTAL CURRENT ASSETS	200,920	627,075

INTANGIBLE ASSETS ( note 2 and 5 )	2,616,485	6,056,252
GOODWILL ( note 2 )	3,233,928	7,008,721

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
DEPRECIATION	467,374	13,227

TOTAL ASSETS	$6,518,707	$13,705,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Customer deposits	$175,000	$454,940
Notes payable (note 7)	156,886	47,386
Notes payable-stockholders (note 8)	854,180	1,402,055
Accrued expenses and sundry current liabilities (note 6)	1,238,322	391,177

TOTAL CURRENT LIABILITIES	$2,424,388	$2,295,558

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock	$176,433	$162,848
500,000,000 shares authorized, par value $0.001, 120,511,092 and 99,924,662 shares, respectively
issued and outstanding		-
Additional paid in capital	31,794,473	30,271,856
Accumulated Deficit	(25,059,593)	(25,059,593)
Retained Earnings (Deficit) accumulated during development period	(7,929,788)	460,412

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	$(1,018,475)	$5,835,523
Less Non-controlling interest	5,112,794	5,574,194
	4,093,319	11,409,717
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$6,518,707	$13,705,275

ECOLOCAP SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

Stockholders’ Equity

		Common
		Stock
		Authorized			Deficit	Other
		500,000,000			accumulated	Comprehen-
		Shares,	Additional		during	sive
Stockholders		Par value	paid in	Accumulated	Development	Income		Non-controlling
Deficiency	Shares	$0.001	Capital	Deficit	Stage	(Loss)	Subtotal	interest	Total

January 1, 2007	34,578,268	$97,502	$13,329,355	$(25,059,593)	-	$220,463	(11,412,273)		$(11,412,273)
Proceeds from the issuance of Common stock	990,000	990	1,002,410	-		-	1,003,400		1,003,400
Stock options			1,372,897				1,372,897		1,372,897
Net Income		-	-		6,306,507		6,306,507		6,306,507
Other comprehensive Income						(220,463)	(220,463)		(220,463)
December 31,2007	35,568,268	$98,492	$15,704,662	$(25,059,593)	6,306,507	$-	(2,949,932)		$(2,949,932)
Shares issued for settlement of services	4,500,000	4,500	3,834,500				3,839,000		3,839,000
Shares issued following exercise of stock options	25,000	25	225				250		250
Proceeds from the issuance of Common stock	250,000	250	74,750	-		-	75,000		75,000
Shares issued for settlement of a debt	3,470,471	3,470	3,133,830				3,137,300		3,137,300
Net Loss		-	-		(4,939,044)		(4,939,044)		(4,939,044)

December 31,2008	43,813,739	$106,737	$22,747,967	$(25,059,593)	1,367,463	$-	(837,426)		$(837,426)
Shares issued following acquisition	54,000,000	54,000	7,118,000				7,172,000		7,172,000
Shares issued for services	1,650,000	1,650	266,350				268,000		268,000
Non-controlling interest pursuant to acquisition (see Note 2)								5,643,000	5,643,000
Proceeds from the issuance of Common stock	460,923	461	139,539						140,000
Net Loss		-	-		(907,051)		(907,051)	(68,806)	(975,857)
December 31,2009	99,924,662	$162,848	$30,271,856	$(25,059,593)	460,412	$-	5,835,523	$5,574,194	11,409,717
Shares issued for services	825,000	825	91,675						92,500
Shares issued for settlement of a debt	15,399,276	8,398	1,211,188						1,219,586

Proceeds from the issuance of Common stock	4,362,154	4,362	213,638						218,000
Imputed interest on non-interest bearing stockholders loans			6,116						6,116
Net Loss					(8,390,200)			(461,400)	(8,851,600)
December 31,2010	120,511,092	$176,433	$31,794,473	$(25,059,593)	(7,929,788)	$-	(1,018,475)	$5,112,794	4,093,319

ECOLOCAP SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,	Beginning of development stage, January 1, 2007, through
	2010	2009	December 2010

SALES	$469,840	$-	$469,840

Cost of sales	452,000	-	452,000

Gross Profit	17,840	-	17,840

COSTS AND EXPENSES:	-	-	-

Selling, general and administrative	731,443	285,025	2,293,500
Depreciation and amortization ( note 5 )	404,273	170,173	579,148
Research and Development	477,923		477,923
Gain on settlement debts-foreign Subsidiary	-		(8,013,125)

Impairment Loss Intangible Assets	3,077,347		3,077,347
Impairment Loss Goodwill	3,774,793		3,774,793
Compensation expense ( Note 9)	121,407	258,000	5,591,304
Debt conversion inducement expense (Note 8)	269,928		269,928
Interest	60,375	42,705	455,699
Foreign exchange loss (gain)	208	34,503	(165,877)

TOTAL COSTS AND EXPENSES	8,917,697	790,406	(8,340,640)

Loss from continuing operations	$(8,899,857)	$(790,406)	$(8,322,800)

Loss from discontinued operations	$-	$(185,451)	(185,451)

Gain on Sale of discontinued operations ( note 12 )	48,257	-	48,257

Net loss	(8,851,600)	(975,857)	(8,459,994)

Attributable to:

Ecolocap Solutions Inc.	$(8,390,200)	$(907,051)	$(7,929,788)
Non-controlling interest	$(461,400)	$(68,806)	$(530,206)

Loss Per Share
Continuing operations	$(0.08)	(0.01)	N/A
Discontinued operations	-	(0.00)	N/A
Gain on sale of discontinued operations	(0.00)	-	N/A
	$(0.08)	$(0.01)	$ N/A

Average weighted Number of Shares Outstanding	107,174,035	60,744,295	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2010 and 2009

			Beginning of development stage, January 1, 2007, through
	2010	2009	December 2010
Net loss	$(8,390,200)	$(907,051)	$(8,150,251)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	404,273	170,173	579,148
Imputed interest on shareholders loans	6,116		6,116

Impairment Loss Intangible Assets	3,077,347		3,077,347
Impairment Loss Goodwill	3,774,793		3,774,793
Stock based Compensation	121,407		121,407
Debt conversion inducement expense	269,928		269,928
Issuance of common stock for services	-	132,300	3,269,600
Accrued interest stockholders
Non-controlling interest	(461,400)	(68,806)	(530,206)

Changes in operating assets and liabilities
	-
Accounts receivable
Taxes receivable	730	30,928	-
Prepaid expenses and sundry current assets	14,578	(8,577)	41,345
Deposit on machinery	434,823	(64,423)	370,400
Customer deposit	(279,940)	-	(279,940)
Accrued expenses and sundry current liabilities	944,136	172,653	(2,026,051)

Net cash provided by (used in) operating activities	$(83,409)	$(542,803)	$5,735,533

Investing activities
Cash acquired during acquisition	-	38,115	38,115
Acquisitions of property and equipment	(496,000)	-	(491,003)

Net cash provided by (used in) investing activities	$(496,000)	$38,115	$(452,888)

Financing activities

Stock payable	-	-	(1,000,000)
Issuance of common stock	195,760	140,000	411,010
Sale of common stock			1,003,400
Proceeds of loans payable	109,500	(250,000)	109,500
Proceeds of loans payable shareholder	298,125	592,845	(5,909,242)

Net cash provided by (used in) financing activities	$603,385	$482,845	$(5,385,332)

Increase (decrease) in cash	23,976	(21,843)	(102,687)

Cash- beginning of period	1,944	23,787	128,607

Cash - end of period	$25,920	$1,944	$25,920

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$269,928	$-	$269,928

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

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

DEVELOPMENT STAGE COMPANY

The Company was an active business from 2005 through 2006 and was involved in the artificial sport surface. From 2007 through September 2010, the Company was looking for new business and commenced the Carbon Credits (CER’S) business. In the 2009, the Company acquired a participation in Micro Bubble Technologies Inc. and became an integrated and complementary network of environmentally focused technology company. The Company currently has operations but limited revenues and, in accordance with the relevant authoritive guidance is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from January 1, 2007 to the current balance sheet date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary Micro Bubble Technologies Inc. after the elimination of inter-company accounts and transactions.

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

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, deposits, prepaid expenses, notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

MC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. MC 820 describes three levels of inputs that may be used to measure fair value:

•	level l - quoted prices in active markets for Identical assets or liabilities
•	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
•	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

REVENUE RECOGNITION

The Company sells machinery used to prepare M-fuel. The machinery is manufactured for the Company by a third-party in Korea.  Revenue is recognized at the time of shipment and when title changes hands to the buyer.

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

GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

The Company records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired.  Current authoritative guidance requires that goodwill not being amortized, but to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred.  Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

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

Impairment:

At each reporting date, the Company assesses whether there is any indication that its intangible assets, or property, plant and equipment are impaired. If any such indication exists, the Group estimates the recoverable amount of the asset and the impairment loss if any. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. If an asset does not generate cash flows that are independent from those of other assets or groups of assets, recoverable amount is determined for the cash-generating unit to which the asset belongs. The recoverable amount of an asset is the higher of its fair value less cost to sell and its value in use. Value in use is the present value of future cash flows from the asset or cash-generating unit discounted at a rate that reflects market interest rates adjusted for risks specific to the asset or cash- generating unit that have not been reflected in the estimation of future cash flows. If the recoverable amount of an intangible or tangible asset is less than its carrying value, an impairment loss is recognised immediately in profit or loss and the carrying value of the asset reduced by the amount of the loss. A reversal of an impairment loss on intangible assets (excluding goodwill) or property, plant and equipment is recognised as it arises provided the increased carrying value does not exceed that which it would have been had no impairment loss been recognised. Impairment losses on goodwill are not reversed. During the year ended December 31, 2010, we incurred an intangible assets impairment loss of $3,077,793. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. as our management has adjusted downward our Customer Relationship agreements because the two agreements have been terminated over the past year. We incurred a goodwill impairment loss of $3,774,793.

PROPERTY AND EQUIPMENT AND DEPRECIATION POLICY

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line and accelerated methods for both financial reporting and income tax purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

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

New accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $8,851,600 for the year ended December 31, 2010.The Company has negative working capital of $2,223,468 at December 31, 2010 and a stockholders’ deficiency attributable to the Company of $1,018,475 at December 31, 2010.  These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for the Company's continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

With the opportunities created by the Batteries and M Fuel, management has begun the process of redeploying its assets, identifying business strategies that offers above average profit potential and identifying the resources necessary to successfully execute it new strategic direction.

Recognizing the opportunity this new market represents, the Company has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value.

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

NOTE 4 – PROPERTY & OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

	December 31	December 31,
	2010	2009
Testing equipment	$496,000	$-
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$520,355	$24,355
Less: accumulated depreciation	52,981	$11,128

Balance	$467,374	$13,227

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

	December 31,	December 31,
	2010	2009
Technology Batteries	2,790,000	2,790,000
Technology EM Fuel	80,000	80,000
Customer Relationships	-	3,350,000
	$2,870,000	$6,220,000

Less : accumulated amortization	253,515	163,748

Balance December 31, 2010	$2,616,485	$6,056,252

NOTE 6 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2010	2009
Accrued interest	$42,177	$80,532
Accrued operating expenses	1,196,145	310,645
	$1,238,322	$391,177

NOTE 7 – NOTES PAYABLE

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

In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. In 2009, the Company received loans from Capex Investments Limited in the amount of $47,386. The amount owed to Capex Investments Limited at December 31 is $66,886 Capex Investments Limited. These loans carry an interest of 10% and are payable on demand.

In 2010, the Company received a loan from Asher Enterprises Inc. in the amount of $90,000. The amount owed to Asher Enterprises Inc. at December 31, 2010 is $90,000. The loan is convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to 61% of the market price of the common shares of the Company at the date of the execution of the conversion. This loan carries an interest of 8% and is payable on demand. The Company believes that the effect of this beneficial conversion is immaterial to the Company financial statements.

NOTE 8 – NOTES PAYABLE – STOCKHOLDERS

In 2008, the Company received loans from POMA Management Inc.(“POMA”), a shareholder, in the amount of $450,000. In 2009, the Company received additional loans from POMA in the amount of $1,000. These loans carry an interest of 10% and are payable on demand. On July 28, 2009, POMA and Toniland S.A and DT Crystal Holdings Ltd (“DT Crystal”) signed an agreement whereby POMA transferred its loans plus the accrued interests ($490 490) to Toniland S.A ($220 720) and DT Crystal ($269 770). On July 28, 2009, Toniland S.A has elected to convert loans of $220 720 into 2,207 206 common shares of the Company and DT Crystal has elected to convert loans of $269 770 into 2,697 697 common shares of the Company. The common shares were issued on February 14, 2010. In 2009, the Company received additional loans from DT Crystal of $117,454. In 2010, the Company received loans from DT Crystal in the amount of $319,950. The amount owed to DT Crystal at December 31, 2010 is $337,404. These loans carry an interest of 10% and are payable on demand.

In 2009, the Company received loans from a stockholder in the amount of $57,000. In 2010, the Company received additional loans from stockholder of $144,224. The loans are convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to $0.024 per common shares of the Company. The amount owed to a stockholder at December 31, 2010 is $201,224. These loans carry an interest of 8% and are payable on demand.

In 2009, the Company received loans from stockholders in the amount of $447,096. In 2010, the Company received additional loans from stockholders of $157,831. On January 5, 2010, the stockholders signed an agreement where they transferred part of their debt ($417,725). The amount owed to stockholders at December 31, 2010 is $212,202. These loans carry an interest of 5.00% and are payable on demand.

In 2009, the Company received loans from Hanscom K. Inc. in the amount of $67,034. In 2010, the Company received additional loans from stockholders of $2,120. On January 5, 2010, Hanscom K. Inc. signed an agreement where it transferred part of its debt ($65,804). The amount owed to stockholders at December 31 is $3,350. These loans have no interest and are payable on demand.

In 2009, the Company received loans from SRD Inc. in the amount of $12,471. On January 5, 2010, SRD Inc. signed an agreement where it transferred its debt ($12,471).These loans have no interest and are payable on demand.

On August, 2009, Black Mountain Equities Inc. and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($25,000) to Black Mountain Equities Inc. On September 23, 2010, Black Mountain Equities Inc. d elected to convert loans of $13,000 into 174,348 common shares of the Company. The price of the shares of the Company  was computed  to equal to $0.0745635 per common shares of the Company and the market price was equal to 0.11 per common shares of the Company which  results in a debt conversion inducement expense of $6 178.

On December 28, 2010, Black Mountain Equities Inc. elected to convert loans of $12,000 into 750,000 common shares of the Company. The price of the shares of the Company  was computed to equal $0.016 per common shares of the Company and the market price  was equal to 0.061 per common shares of the Company which results in a debt conversion inducement expense of $33 750. The amount owed to Black Mountain Equities Inc. at December 31, 2010 is $0.

On August 30, 2010, Barclay Lyons and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($25,000) to Barclay Lyons. On September 23, 2010, Barclay Lyons has elected to convert loans of $25,000 into 600,000 common shares of the Company. The price of the shares of the Company  was computed to equal to $0.041666 per common shares of the Company and the market price was equal to 0.11 per common shares of the Company which  results in a debt conversion inducement expense of $41 000.

On October 22, 2010, Barclay Lyons and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($10,000) to Barclay Lyons. On October 25, 2010, Barclay Lyons elected to convert loans of $10,000 into 500,000 common shares of the Company. The price of the shares of the Company  was computed to equal $0.02 per common shares of the Company and the market price was equal to 0.05 per common shares of the Company which results in a debt conversion inducement expense of $15 000.

On November 1, 2010, Barclay Lyons and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($25,000) to Barclay Lyons. On November 12, 2010, Barclay Lyons elected to convert loans of $25,000 into 1,750,000 common shares of the Company.   The price of the shares of the Company was computed to equal to $0.0142857per common shares of the Company and the market price was equal to 0.048 per common shares of the Company which results in a debt conversion inducement expense of $59 000.

In 2010, the Company received loans from Barclay Lyons in the amount of $50,000.The amount owed to Barclay Lyons at December 31, 2010 is $50,000.These loans carry an interest of 21.00% and are payable on demand.

On August 31, 2010, War Chest Capital and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($25,000) to War Chest Capital. On September 23, 2010, War Chest Capital elected to convert loans of $25,000 into 600,000 common shares of the Company. The price of the shares of the Company was computed to equal $0.041666 per common shares of the Company and the market price is equal was 0.11 per common shares of the Company which results in a debt conversion inducement expense of $41 000.

 On October 22, 2010, War Chest Capital and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($10,000) to War Chest Capital. On October 25, 2010, War Chest Capital elected to convert loans of $10,000 into 500,000 common shares of the Company.  The price of the shares of the Company was computed to equal $0.02 per common shares of the Company and the market price was equal to 0.05 per common shares of the Company which  results in a debt conversion inducement expense of $15 000.

 On November 01, 2010, War Chest Capital and a stockholder signed an agreement whereby the shareholder transferred part of its loans ($25,000) to War Chest Capital. On November 12, 2010, War Chest Capital elected to convert loans of $25,000 into 1,750,000 common shares of the Company.   The price of the shares of the Company was computed to  equal to $0.0142857 per common shares of the Company and the market price was equal to 0.048 per common shares of the Company which results in a debt conversion inducement expense of $59 000. In 2010, the Company received loans from War Chest Capital in the amount of $50,000. The amount owed to War Chest Capital at December 31, 2010 is $50,000. These loans carry an interest of 21.00% and are payable on demand.

Debt conversion inducement expense consist of:
Black Mountain	$39,928
Barclay Lyons	115,000
War Chest Capital	115,000
Total	$269,928

NOTE 9 – CAPITAL STOCK

On November 30, 2009, at a special meeting of shareholders, our shareholders approved an amendment to our articles of incorporation whereby we increased our authorized shares of common stock from 100,000,000 shares to 500,000,000 shares with a par value of $0.001 per share of which 120,511,090 were issued and outstanding as of December 31, 2010.

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

On December, 2010, we issued 995,025 shares of common stock to Michel St-Pierre, our chief financial officer, as consideration for salary payable. The price of the shares of the Company was equal to $0.0268 per common shares of the Company which results in a $26,667 of which $20,000 remains payable to him.

On December, 2010, Sinh Le paid eighty five thousand seven hundred and sixty dollars ($85,760) to purchase from the Company (i) 4,000,000 shares of the Company's common stock. The price of the shares of the Company was equal to $0.02144 per common shares of the Company and the market price was equal to 0.027 per common shares of the Company which results in  a compensation expense of $22 240. The shares were formally issued on December 30, 2010.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

On August 9, 2010, the Company entered into an agreement with Kodiak Capital Group LLC (“Kodiak”). The agreement was to provide advice to undertake for and consult with the Company concerning financing. Kodiak for its services was granted One Hundred and Seventy five Thousand (175,000) restricted shares of the Company’s common stock. The issuance of the restricted shares of the Company’s common stock generated a compensation expense of $21 000.

On August, 2010, the Company entered into an agreement with Patrick Edwards. The agreement was to provide advice to undertake for and consult with the Company concerning financing. M. Edwards for its services was granted Six Hundred and Fifty Thousand (650,000) shares of the Company’s common stock. The issuance of the restricted shares of the Company’s common stock generated a compensation expense of $71 500.

For the exclusivity of its services United Best was granted Three Million Five Hundred Thousand (3,500,000) restricted shares of the Company’s common stock, out of said Three Million Five Hundred Thousand (3,500,000) restricted shares, One Million (1,000,000) restricted shares will be put in escrow as provided in the executed Escrow Agreement.

Stock based compensation cosists of:
Michel St-Pierre	$6,667
Sinh Le	22,240
Kodiak Capital Group LLC	21,000
Patrick Edwards	71,500
Total	$121,407

A summary of option activity for the year ended December 31, 2010 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2009	1,465,000	$1.10	4.74
Granted	-	-	-
Exercised, forfeited, or expired	-	-	-
Outstanding at December 31, 2010	1,465,000	$1.10	3.74

Exercisable at December 31, 2010	1,465,000	$1.10	3.74

NOTE 11 – INCOME TAXES

As of December 31, 2010 the company had net operating loss carry forwards of approximately $11,220,000 of which approximately $5,710,000 were generated through foreign transactions and were already taken into account in the tax filing of the Foreign Subsidiary and are not available for US tax purpose. The remaining net operating losses are being carried forward for subsequent years. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at December 31, 2010 are as follows:

	2010	2009
Deferred tax asset	$5,505,152	$2,652,358
Valuation allowance	(5,505,152)	(2,652,358)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 12 – DISCONTINUED OPERATIONS

On November 4, 2010, the Company transferred all of its shares of Ecolocap Solutions (Canada) Inc. to DT Crystal Holdings Ltd in exchange of the reduction of $100,000 of its debts.

The effects of this transaction beyond the Company’s exit from the Carbon Credit market within the Company’s balance sheet at December 31, 2010 are summarized below. The Company has recognized approximately $48,000 in gain on discontinued operations.

A condensed summary of the results of operations of the discontinued operations for the years ended December 31, 2010 and 2009 is as follows:
	2010	2009
Revenues	$-	$-

General and administrative expenses	$-	$147,221
Interest	$-	$38,230
	$-	$185,451

Net Loss	$-	$(185,451)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord institutes a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the year ended December 31, 2010 and 2009 was $23,400 and $71,400, respectively.

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

NOTE 14 – RELATED PARTY TRANSACTIONS

In 2010, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $319,950.

In 2010, the Company received loans from a stockholder in the amount of $144,224. These loans carry an interest of 1.63% and are payable on demand.

In 2010, the Company received loans from stockholders in the amount of $157,831. These loans carry an interest of 5.00% and are payable on demand.

In 2010, the Company received loans from Hanscom K. Inc. in the amount of $2,120. These loans have no interest and are payable on demand.

In 2010, the Company received loans from Black Mountain Equities Inc. in the amount of $25,000. These loans carry an interest of 10.00% and are payable on demand.

In 2010, the Company received loans from Barclay Lyons in the amount of $50,000. These loans carry an interest of 21.00% and are payable on demand.

In 2010, the Company received loans from War Chest Capital in the amount of $50,000. These loans carry an interest of 21.00% and are payable on demand.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted there were no material subsequent events as of that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	67	Chief Executive Officer
Jeung Kwak	64	Chairman, Director
Robert Egger, Jr.	39	Chief Operating Officer
Tri Vu Truong	63	Director
Claude Pellerin	41	Director
Mark Lawson	38	Director
Albert Beerli	68	Director
Michel St-Pierre	48	Acting Chief Financial Officer

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

Claude Pellerin, Director. Mr. Pellerin has been reappointed to the Board on March 6, 2009 and is a member.  Mr. Pellerin is a corporate attorney and was a partner in the law firm of Kaufman Laramee LLP between July 2008 and July 2009. Between  December 2003 and July 2008 Mr. Pellerin was partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments ( Canada ) Limited, an investments and financing corporation based in Montreal , Quebec . From 2001-2002, Mr. Pellerin served as a Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc. Mr. Pellerin served as the Company's President, Secretary and Treasurer from June 17, 2005 until August 19, 2005, at which time he resigned as an officer but remained a director of the Company until his resignation on October 20, 2008.

Mark Lawson, Director.  Mr. Lawson has been working in corporate finance since 1995, upon completion of his Bachelor of Arts, Statistical Sciences, complemented by a Master's degree in Business Administration in 2005. Between 1996 and 2001 Mr. Lawson was employed as Mutual Fund Specialist by the Royal Bank of Canada Investments. In 2001 up until 2003, Mr. Lawson joined AIM Funds Management. Between 2003 and 2004 Mr. Lawson was employed as Director of Newhaven Corporate Finance. In 2005 Mr. Lawson joined the Global Investment Banking Coverage –– Healthcare department of Morgan Stanley.

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

Compliance With Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2010.

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

As of March 31, 2011 we had seven directors. Our board determined that Mr. Lawson is independent. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Siegel, Kwak, Egger,Truong, Beerli and Pellerin are not independent.

ITEM 11.        EXECUTIVE COMPENSATION.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2010	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer	2009	60,000	0	0	1,960,200	0	0	0	2,020,000
and President	2008	0	0	0	0	0	0	0	0

John Kwak, (3)	2010	120,000	0	0	0	0	0	0	120,000
Chairman and Director	2009	60,000	0	0	2,376,000	0	0	0	2,436,000
	2008	0	0	0	0	0	0	0	0

Robert Egger Jr. (4)	2010	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2009	30,000	0	0	297,000	0	0	0	327,000
	2008	0	0	0	0	0	0	0	0

Tri Vu Truong (5)	2010	9,925	0	0	0	0	0	0	9,925
Chief Executive Officer	2009	8,000	0	0	200,500	0	0	0	208,500
and President, resigned	2008	190,689	0	0	0	0	0	0	190,689

Claude Pellerin, (6)	2010	0	0	0	0	0	0	0	0
Director, President	2009	0	0	0	0	0	0	0	0
and CEO	2008	0	0	0	0	0	0	0	0

Michel St-Pierre (7)	2010	50,000	0	20,000	0	0	0	0	70,000
CFO	2009	41,500	0	0	0	0	0	0	41,500
	2008	108,644	0	0	0	0	0	0	108,644

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

Other Executive Officers

During 2010, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our  outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 119,688,015 shares of our common stock outstanding as of March 31, 2011.

Amount and Nature of Beneficial Ownership
Name of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	21,070,000	0	21,070,000	17.60%
Jeung Kwak (3)	26,600,000	0	26,600,000	22.22%
Robert Egger Jr. (4)	2,700,000	0	2,700,000	2.26%
Tri Vu Truong (5)	4,900,000	0	4,900,000	4.09%
Claude Pellerin, (6)	0	200,000	200,000	0%
Albert Beerli (7)	1,500,000	100,000	1,600,000	1.25%

Michel St-Pierre (8)	1,495,025	700,000	2,195,025	1.83%
All executive officers and directors as a group (7 persons)	58,265,025	1,000,000	59,265,025	49.52%
Bradley Snower (9)	5,400,000	0	5,400,000	4.51%

United Best Technology Limited (5)	3,500,000	0	3,500,000	2.92%
Cede & Co (10)	35,257,663	0	35,257,663	29.46%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 S. Grove Ave, Suite 308, Barrington, Illinois, 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Director. Mr.Egger, is the Chief Operating Officer.
(5)	Director. Mr. Truong, is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Director

(8)	Chief Financial Officer.
(9)	Owner of 5% or more of our common stock.
(10)	Owner of 5% or more of our common stock.

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

As of March 30, 2011, we had approximately seven directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 1,540,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2010, the Company received additional loans from DT Crystal Holdings Ltd in the amount of $319,950.

In 2010, the Company received loans from a stockholder in the amount of $144,224. These loans carry an interest of 1.63% and are payable on demand.

In 2010, the Company received loans from stockholders in the amount of $157,831. These loans carry an interest of 5.00% and are payable on demand.

In 2010, the Company received loans from Hanscom K. Inc. in the amount of $2,120. These loans have no interest and are payable on demand.

In 2010, the Company received loans from Black Mountain Equities Inc. in the amount of $25,000. These loans carry an interest of 10.00% and are payable on demand.

In 2010, the Company received loans from Barclay Lyons in the amount of $50,000. These loans carry an interest of 21.00% and are payable on demand.

In 2010, the Company received loans from War Chest Capital in the amount of $50,000. These loans carry an interest of 21.00% and are payable on demand.

Law Firm of Pellerin Attorneys

In the fiscal year ended December 31, 2010, the law firm of Pellerin Attorneys (Montreal) received CAD$13,435 (approximately US $12,430) from our company for legal services rendered by Mr. Claude Pellerin S.N., one of our directors and corporate secretary.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2010                      $                      14,150
2009                      $                      14,150

(2) Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2010                      $                      0
2009                      $                      0

(3) Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010                      $                      0
2009                      $                      0

(4) All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010                      $                      0
2009                      $                      0

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

PART IV. OTHER INFORMATION

ITEM 15.        EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2011.

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

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer, Chief	April 14, 2011
Michael Siegel	Financial Officer, and a member of the Board of Directors

MARK LAWSON	Director	April 14, 2011
Mark Lawson

JOHN KWAK	Director	April 14, 2011
John Kwak

ROBERT EGGER JR.	Director	April 14, 2011
Robert Egger Jr.

CLAUDE PELLERIN	Director	April 14, 2011
Claude Pellerin

TRI VU TRUONG	Director	April 14, 2011
Tri Vu Truong

ALBERT BEERLI	Director	April 14, 2011
Albert Beerli

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4