Form 10-Q
period 2011-03-31
ECOLOCAP SOLUTIONS INC.
filed 2011-05-16
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31165

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1250 S. Grove Avenue, Suite 308
Barrington, Illinois, 60010
(Address of principal executive offices, including zip code.)

866-479-7041
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 149,379,162 shares of Common Stock, par value $0.001, outstanding as of May 15, 2011.

PART I: FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$24,225	$25,920
Note receivable ( note 4)	25,000	-
Deposit on machinery	175,000	175,000

TOTAL CURRENT ASSETS	224,225	200,920

INTANGIBLE ASSETS (note 2 and 5)	2,568,652	2,616,485

GOODWILL ( note 2)	3,233,928	3,233,928

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
DEPRECIATION	448,053	467,374

TOTAL ASSETS	$6,474,858	$6,518,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note payable ( note 6)	181,886	156,886
Note payable-stockholders (note 7)	679,971	854,180
Accrued expenses and sundry current liabilities	1,113,937	1,238,322

TOTAL CURRENT LIABILITIES	$2,150,794	$2,424,388

STOCKHOLDERS’ EQUITY
Common stock	$200,124	$176,433
500,000,000 shares authorized, par value $0.001, 143,379,162 and 120,511,092
Shares, respectively issued and outstanding
Additional paid in capital	32,703,010	31,794,473

Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(8,497,724)	(7,929,788)
	$(654,183)	$(1,018,475)

Less Non-controlling interest	4,978,247	5, 112,794

TOTAL STOCKHOLDERS’ EQUITY	4,324,064	4,094,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,474,858	$6,518,707

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
(unaudited)

	Three Months ended	Three Months ended	Beginning of Development stage, January 1, 2007, through
	March 31,	March 31,	March 2011
	2011	2010
SALES	$-	$-	$469,840

Cost of sales			452,000

Gross Profit			17,840

COSTS AND EXPENSES:
Selling, general and administrative	174,942	171,301	2,468,442
Depreciation and Amortization	67,154	133,189	646,302
Research and Development	144,000		621,923
Gain on settlement of debts-foreign Subsidiary			(8,013,125)
Impairment Loss Intangible Assets			3,077,347
Impairment Loss Goodwill			3,774,793
Compensation expense (note 8)	12,680	-	5, 603,984
Debt conversion inducement expense (note 7)	287,955		557,883
Interest	15,341	11,155	471,040
Foreign exchange loss (gain)	411	167	(165,466)
TOTAL COSTS AND EXPENSES	702,483	315,812	9,043,123

Loss from continuing operations	(702,483)	(315,812)	(9,025,283)
Loss from discontinued operations	-		(185,451)
Gain on Sale of discontinued operations	-		48,257

Net loss	$(702,483)	$(315,812)	$(9,162,477)

Attributable to
	$(567,936)	$(262,990)	(8,497,724)
Non-controlling interest	$(134,547)	$(52,822)	(664,753)
Net Loss Per Share	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	137,169,084	107,368,642	N/A

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31	March 31	Beginning of Development stage, January 1, 2007, through
	2011	2010	March 2011
Net loss	$(567,936)	$(262,990)	$(8,718,187)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67,154	133,189	646,302
Imputed interests of shareholders loans	3,620	5,581	9,736
Impairment Loss Intangible Assets			3,077,347
Impairment Loss Goodwill			3,774,793
Stock based Compensation	12,680		134,087
Debt conversion inducement expense	287,955		557,883
Issuance of stock for services			3,269,600
Accrued interest stockholders			5,211,897
Non-controlling interest	(134,547)	(52,822)	(664,753)
Changes in operating assets and liabilities:

Accounts receivable	(25,000)		(25,000)
Prepaid expenses and sundry current assets	-	8,874	41,345
Deposit on machinery	-	(89,000)	370,400
Customer deposit	-	-	(279,940)
Accrued expenses and sundry current liabilities	(65,121)	23,636	(2,091,172)

Net cash provided by (used in) operating activities	$(421,195)	$(233,532)	$5,314,338

Investing activities
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	-	-	(491,003)

Net cash used in investing activities	$-	$-	$(452,888)

Financing activities

Stock payable			(1,000,000)
Issuance of common stock	50,000	110,000	461,010
Sale of common stock			1,003,400
Proceeds of loans payable	75,000	19,500	184,500
Proceeds (Repayment) of loans payable shareholders	294,500	115,868	(5,614,742)

Net cash provided by (used in) financing activities	$419,500	$245,368	(4,965,832)

(Decrease) increase in cash	(1,695)	11,836	(104,382)

Cash-beginning of period	25,920	1,944	128,607

Cash-end of period	$24,225	$13,780	$24,225

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$287,955

ECOLOCAP SOLUTIONS INC.
(Formally known as XL GENERATION INTERNATIONAL INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

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

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

MC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. MC 820 describes three levels of inputs that may be used to measure fair value:

*	level l - quoted prices in active markets for Identical assets or liabilities
*	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), “ Share-Based Payment”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

NOTE 3--GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2011 and 2010 the Company has incurred losses of $702,483 and $315,812 respectively. The Company has negative working capital of $1,926,569 and $957,535 at March 31, 2011 and 2010, respectively and a stockholders’ equity of $4,324,064and $11,987,476 at March 31, 2011 and 2010. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans for the Company’s continued existence include selling additional stock and borrowing additional funds to pay overhead expenses.

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

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – NOTE RECEIVABLE

On January1, 2011, DT Crystal elected to convert loans into common shares of the Company. Upon conversion, DT Crystal received common stock in excess of the loans balance $335,000 plus $25,000 in accrued interest. The common stock received in excess equals to $ 25,000 at the date of the conversion. The Company as booked a note receivable.

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

March 31,
2011

Technology Batteries	2,790,000
Technology EM Fuel	80,000
Customer Relationships	-
$2,870,000

Less : accumulated amortization	301,348

Balance March 31, 2011	$2,568,652

NOTE 6- NOTE PAYABLE

In 2011, the Company received loans from Capex Investments Limited in the amount of $2,500.  In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at March 31, 2011 is $69,386. These loans carry an interest of 10% and are payable on demand.

On February 22, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 406,504 common shares of the Company. The price of the shares of the Company  was computed to equal $0.0246 per common shares of the Company and the market price  was equal to 0.07 per common shares of the Company which results in a debt conversion inducement expense of $18 455. The amount owed to Black Mountain Equities Inc. at March 31, 2011 is $0.

On February 28, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 403,226 common shares of the Company. The price of the shares of the Company  was computed to equal $0.0248 per common shares of the Company and the market price  was equal to 0.0386 per common shares of the Company which results in a debt conversion inducement expense of $5 565.

On March 4, 2011, Asher Enterprises Inc elected to convert loans of $12,000 into 500,000 common shares of the Company. The price of the shares of the Company  was computed to equal $0.024 per common shares of the Company and the market price  was equal to 0.045 per common shares of the Company which results in a debt conversion inducement expense of $10 500.

On March 10, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 431,034 common shares of the Company. The price of the shares of the Company  was computed to equal $0.0232 per common shares of the Company and the market price  was equal to 0.0386 per common shares of the Company which results in a debt conversion inducement expense of $6 638.

On March 15, 2011, Asher Enterprises Inc elected to convert loans of $8,000 into 344,828 common shares of the Company. The price of the shares of the Company  was computed to equal $0.0232 per common shares of the Company and the market price  was equal to 0.0332 per common shares of the Company which results in a debt conversion inducement expense of $3 448.

On March 15, 2011, Asher Enterprises Inc elected to convert accrued interest on loans of $2,000 into 86,206 common shares of the Company. The price of the shares of the Company was computed to equal $0.0232 per common shares of the Company and the market price was equal to 0.0332 per common shares of the Company which results in a debt conversion inducement expense of $862.

In 2011, the Company received loans from Asher Enterprises Inc. in the amount of $72,500. In 2010, the Company received loans from Asher Enterprises Inc. in the amount of $90,000. The amount owed to Asher Enterprises Inc. at March31, 2011 is $112,500. The loans are convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to 61% of the market price of the common shares of the Company at the date of the execution of the conversion. This loan carries an interest of 8% and is payable on demand. The Company believes that the effect of this beneficial conversion is immaterial to the Company financial statements.

NOTE 7--PAYABLE – STOCKHOLDERS

On January 1, 2011, DT Crystal elected to convert loans of $360,000 plus $25,000 in accrued interest into 13,508,772 common shares of the Company. The price of the shares of the Company  was computed to equal $0.0285 per common shares of the Company and the market price  was equal to 0.0374 per common shares of the Company which results in a debt conversion inducement expense of $120 292. The amount owed to DT Crystal at March 31, 2011 is $2,404. These loans carry an interest of 10% and are payable on demand.

In 2011, the Company received additional loans from stockholder of $40,000. In 2010, the Company received additional loans from stockholder of $144,224. In 2009, the Company received loans from a stockholder in the amount of $57,000. The loans are convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to $0.024 per common shares of the Company. The amount owed to a stockholder at March 31, 2011 is $241,224. These loans carry an interest of 8% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $81,000. The amount owed to stockholders at March 31, 2011 is $293,202. These loans carry an interest of 5.00% and are payable on demand.

In 2011, the Company received loans from Hanscom K. Inc. in the amount of $41,000. The amount owed to stockholders at March 31, 2011 is $44,350. These loans have no interest and are payable on demand.

On February 28, 2011, Barclay Lyons elected to convert loans of $25,000 plus $2,632 in accrued interest into 1,105,288 common shares of the Company. The price of the shares of the Company  was computed to equal $0.025 per common shares of the Company and the market price  was equal to 0.0386 per common shares of the Company which results in a debt conversion inducement expense of $15 032. The amount owed to Barclay Lyons at March 31, 2011 is $25,000.These loans carry an interest of 21.00% and are payable on demand.

On February 28, 2011, War Chest Capital elected to convert loans of $25,000 plus $2,632 in accrued interest into 1,105,288 common shares of the Company. The price of the shares of the Company  was computed to equal $0.025 per common shares of the Company and the market price  was equal to 0.0386 per common shares of the Company which results in a debt conversion inducement expense of $15 032. The amount owed to War Chest Capital at March 31, 2011 is $25,000. These loans carry an interest of 21.00% and are payable on demand.

On March 22, 2011, Lionhearth and a debter signed an agreement whereby the debter transferred part of its loans $107,500 to Lionhearth. On March 22, 2011 Lionhearth elected to convert loans of $58,709 into 3,600,000 common shares of the Company. The price of the shares of the Company was computed to equal $0.016308 per common shares of the Company and the market price is equal was 0.0419 per common shares of the Company which results in a debt conversion inducement expense of $92 131. The amount owed to Lionhearth at March 31, 2011 is $48,791.

Debt conversion inducement expense consist of:
Asher Enterprises	$45,468
DT Crystal	120,292

Barclay Lyons	15,032
War Chest Capital	15,032
Lionhearth	92,131

Total	$287,955

NOTE 8--CAPITAL STOCK

On January 20, 2011, we issued 666,667 shares of common stock to Michel St-Pierre, our chief financial officer, as consideration for salary payable. The price of the shares of the Company was computed at $0.0289 per common shares of the Company which results in additional compensation expense of $4,267 of which $15,000 remains payable to him.

On February 9, 2011, we issued 533,333 shares of common stock to Claude Pellerin, our secretary, as consideration for fees payable. The price of the shares of the Company was computed at $0.0289 per common shares of the Company which results in additional compensation expense of $3,413 of which $12,000 remains payable to him.

On January 5, 2011, Bui Thi Lan Huong paid fifty thousand ($50 000) to purchase from the Company (i) 1,000,000 shares of the Company’s common stock. The price of the shares of the Company was computed at $0.05 per common shares of the Company and the market price was equal to 0.055 per common shares of the Company which results in  additional compensation expense of $5 000.

NOTE 9 -RELATED PARTY TRANSACTIONS

In 2011, the Company received additional loans from Asher Enterprises Inc in the amount of $72,500.

In 2011, the Company received loans from a stockholder in the amount of $40,000. These loans carry an interest of 1.63% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $81,000. These loans carry an interest of 5.00% and are payable on demand.

In 2011, the Company received loans from Hanscom K. Inc. in the amount of $41,000. These loans have no interest and are payable on demand.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Micro Bubble Technologies Inc. (MBT) has also developed a new process that blends non-miscible liquids (oil and water) on a submicron level in order to create a new non-emulsified fuel product that it calls EM-Fuel.  Tests conducted in the City of Brisbane, Australia have verified all claims to emissions and savings.  We are in the process of signing a distribution contract for M-Fuel in Australia and New Zealand.  Additionally, contracts are under negotiation for a large power plant in Chile and possible implementation of M-Fuel in the Ukraine.

Given the turmoil in the Mideast M-Fuel is being evaluated by African and Caribbean nations where the diesel is the main source of power generation as the immediate way to reduce costs, and as an ancillary benefit is the reduction of emission.

In December 2010, MBT announced that it has signed an agreement with Triad Constructors, Inc.to utilize Triad for the sales, distribution, installation and commissioning of the new NPW biodiesel processing units sold.

In April 2011, MBT announced the execution of a purchase agreement with Empresas Energy Partners Chile Generadora de Energia LTDA (EPC) for the shipment of an NPU-10 series fuel emulsion plant to Degan, Chile to produce M-Fuel for 30-45 days starting the first week of may. Upon successful completion of the testing an additional three NPU-60 fuel emulsion plants will be purchased to provide fuel for the entire 40 megawatt station. EPC estimates their demand for M-Fuel will facilitate the need for a minimum of 36 NPU-60 fuel emulsions.

In May 2011, MBT announced it has signed a distribution agreement with Non-Tech Industries Pty. Ltd., of Acacia Ridge, Australia, to distribute all of its products in Australia, New Zealand and the Pacific Islands.

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

Results of Operations

For the Three Month Period ended March 31, 2011

Overview

We posted net losses of $702,483 for the three month period ended March 31, 2011 as compared to net losses of $315,812 for the comparable period of 2010.  The reason for the increase in losses was mainly research and development expenses of $144,000 and debt conversion inducement expenses of $287,500.

Development Stage Expenditures

Development stage expenditures for the three month period ended March 31, 2011, were $124,571 in salaries, $10,210 in travel, $3,700 in rent, $287,955 in debt conversion inducement expense and $20,538 in professional fees. This is compared to development stage expenditures for the three month period ended of March 31, 2010, were $107,600 in salaries, $7,600 in travel, $6,750 in rent and $23,200 in professional fees.

Sales

For the three month period ended March 31, 2011, we had gross revenues of $ 0. We are not generating revenues because we finished the third iteration of the Hydrocarbon and Carbohydrate equipment.  This iteration is the final production design for production that will be delivered to customers. Additionally we had to redesign the additive production equipment to accommodate for larger volumes.

Total Cost and Expenses

For the three month period ended March 31, 2011, we incurred total costs and expenses of $702,483. This compared to $315,812 for the same period of 2010. The increase in total cost and expenses resulted from the research and development expenses and the debt conversion inducement expense.

Selling, General and Administration

For the three month period ended March 31, 2011, we incurred selling, general and administration expenses of $174,942. This compared to $171,301for the same period last year. The increase is related to the hiring of salesmen.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2011, we incurred a charge of $15,341. This compared to $11,155 for the same period of the previous year. The increase is caused by higher interest rates on part of the debts.

Liquidity and Capital Resources

At March 31, 2011, we had $24,225 in cash, as opposed to $25,920 in cash at December 31, 2010. Total cash requirements for operations for the three month period ended March 31, 2011 was $421,195. This compared to $233,532 for the same period of 2010. The increase in total cash requirements for operations resulted from the research and development expenses and the salaries. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2011 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2011 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At March 31, 2011, we had total assets of $6,474,858 compared to total assets of $6,518,707 at December 31, 2010. The decrease in total assets resulted mainly from depreciation and amortization.

At March 31, 2011, we had total current liabilities of $2,150,794 compared to total current liabilities of $2,424,388 at December 31, 2010. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder. The decrease is mainly due to the conversion of shareholders loans into common stock.

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

Our financial condition raises substantial doubt about our ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

ITEM 4.          CONTROLS AND PROCEDURES.

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

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2011.

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