Form 10-Q
period 2011-06-30
ECOLOCAP SOLUTIONS INC.
filed 2011-08-11
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 168,286,690 shares of Common Stock, par value $0.001, outstanding as of August 10, 2011.

PART I: FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$76,055	$25,920
Note receivable (note 4)	25,000	-
Prepaid expenses	13,227	-
Deposit on machinery	175,000	175,000

TOTAL CURRENT ASSETS	289,282	200,920

INTANGIBLE ASSETS (note 2 and 5)	2,520,287	2,616,485

GOODWILL (note 2)	3,233,928	3,233,928

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
DEPRECIATION	429,704	467,374

TOTAL ASSETS	$6,473,201	$6,518,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Customer deposits	$474,371	$175,000
Note payable (note 6)	69,386	156,886
Note payable-stockholders (note 7)	1,088,180	854,180
Accrued expenses and sundry current liabilities	895,113	1,238,322

TOTAL CURRENT LIABILITIES	$2,527,050	$2,424,388

STOCKHOLDERS’ EQUITY
Common stock	$218,476	$176,433
500,000,000 shares authorized, par value $0.001, 168,286,690 and 120,511,092
Shares, respectively issued and outstanding
Additional paid in capital	33,187,770	31,794,473

Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(9,129,171)	(7,929,788)
	$(782,518)	$(1,018,475)

Less Non-controlling interest	4,728,669	5, 112,794

TOTAL STOCKHOLDERS’ EQUITY	3,946,151	4,094,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,473,201	$6,518,707

ECOLOCAP SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2011 and 2010 and
Three months ended June 30, 2011 and 2010
(unaudited)

	Six Months	Six Months	Three Months	Three Months	Beginning of development stage, January
	ended	ended	ended	ended	1, 2007,
	June 30,	June 30,	June 30,	June 30,	through
	2011	2010	2011	2010	June 30, 2011

SALES	$-	$469,840	$-	$469,840	$469,840

Cost of sales	-	452,000	-	452,000	452,000

Gross Profit	-	17,840	-	17,840	17,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	484,518	362,631	309,576	191,330	3,036,017
Depreciation and amortization (note 5)	133,868	267,840	66,714	134,651	713,016
Research and Development	431,408		287,408		909,331
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Impairment Loss Intangible Assets					3,077,347
Impairment Loss Goodwill					3,774,793
Compensation expense	44,239		31,559		165,646
Stock based compensation					5,211,897
Debt conversion inducement expense (note 7)	454,856		166,901		724,784
Interest	34,205	27,257	18,864	16,102	489,905
Foreign exchange loss (gain)	414	298	3	131	(165,463)

TOTAL COSTS AND EXPENSES	1,583,508	658,026	881,025	342,214	9,924,148

Loss from continuing operations	(1,583,508)	(640,186)	(881,025)	(324,374)	(9,906,308)
Loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

NETLOSS BEFORE MINORITY INTEREST	$(1,583,508)	$(640,186)	$(881,025)	$(324,374)	(10,043,502)

Minority interest	$(384,125)	$(97,987)	$(249,578)	$(45,165)	(914,331)
NET LOSS	$(1,199,383)	$(542,199)	$(631,447)	$(279,209)	(9,129,171)

Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	145,999,440	105,725,584	154,678,619	105,725,584	N/A

ECOLOCAP SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	June 30	June 30	Beginning of Development stage, January 1, 2007, through
	2011	2010	June 30,2011

Net loss	$(1,199,383)	$(542,199)	$(9,129,171)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	133,868	267,840	713,016
Imputed interests of shareholders loans	7,265	11,106	13,381
Impairment Loss Intangible Assets			3,077,347
Impairment Loss Goodwill			3,774,793
Compensation expense	44,239		165,646
Debt conversion inducement expense	454,856		724,784
Issuance of stock for services			3,269,600
Stock based Compensation			5,211,897
Unrealized foreign exchange			(220,463)
Non-controlling interest	(384,125)	(97,987)	(914,331)
Changes in operating assets and liabilities:

Accounts receivable	(25,000)		(25,000)
Prepaid expenses and sundry current assets	(13,227)	12,747	28,118
Deposit on machinery	-	116,900	370,400
Customer deposit	299,371	(279,940)	19,431
Accrued expenses and sundry current liabilities	(251,729)	63,659	(2,277,780)

Net cash provided by (used in) operating activities	$(933,865)	$(447,874)	$4,801,668

Investing activities
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	-	-	(491,003)

Net cash used in investing activities	$-	$-	$(452,888)

Financing activities

Stock payable		-	(1,000,000)
Issuance of common stock	50,000	110,000	461,010
Sale of common stock			1,003,400
Proceeds of loans payable	(37,500)	19,500	72,000
Proceeds (Repayment) of loans payable shareholders	971,500	361,275	(4,937,742)

Net cash provided by (used in) financing activities	$984,000	$490,775	(4,401,332)

Increase ( decrease ) in cash	50,135	42,901	(52,552)

Cash-beginning of period	25,920	1,944	128,607

Cash-end of period	$76,055	$44,845	$76,055

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$454,856

ECOLOCAP SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

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

DEVELOPMENT STAGE COMPANY

The Company was an active business from 2005 through 2006 and was involved in the manufacture and sales of an artificial sport surface. From 2007 through September 2010, the Company was looking for new business and commenced the Carbon Credits (CER’S) business. In the 2009, the Company acquired 55% of Micro Bubble Technologies Inc. and became an integrated and complementary network of environmentally focused technology company. The Company currently has operations but limited revenues and, in accordance with the relevant authoritive guidance is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from January 1, 2007 to the current balance sheet date.

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

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

NOTE 3--GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2011 and 2010 the Company has incurred losses of $1,583,508 and $640,186 respectively. The Company has negative working capital of $2,237,768 and $1,141,733 at June 30, 2011 and 2010, respectively and a stockholders’ equity of $3,946,151 and $6,192,420 at June 30, 2011 and 2010. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTE RECEIVABLE

On January1, 2011, DT Crystal elected to convert loans into common shares of the Company. Upon conversion, DT Crystal received common stock in excess of the loans balance $335,000 plus $25,000 in accrued interest. The common stock received in excess equals to $ 25,000 at the date of the conversion. The Company has booked a note receivable.

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

June 30,
2011

Technology Batteries	2,790,000
Technology EM Fuel	80,000
$2,870,000

Less : accumulated amortization	349,713

Balance June 30, 2011	$2,520,287

NOTE 6- NOTE PAYABLE

In 2011, the Company received loans from Capex Investments Limited in the amount of $2,500.  In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at June 30, 2011 is $69,386. These loans carry an interest of 10% and are payable on demand.

NOTE 7--PAYABLE – STOCKHOLDERS

On January 1, 2011, DT Crystal elected to convert loans of $360,000 plus $25,000 in accrued interest into 13,508,772 common shares of the Company. The price of the shares was computed to equal $0.0285 per common shares of the Company and the market price was equal to 0.0374 per common shares of the Company which results in a debt conversion inducement expense of $120 292. The amount owed to DT Crystal at June 30, 2011 is $2,404. These loans carry an interest of 10% and are payable on demand.

On February 22, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 406,504 common shares of the Company. The price of the shares of the Company was computed to equal $0.0246 per common share and the market price was equal to 0.07 per common share which results in a debt conversion inducement expense of $18,455.

On February 28, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 403,226 common shares of the Company. The price of the shares of the Company was computed to equal $0.0248 per common share and the market price was equal to 0.0386 per common share which results in a debt conversion inducement expense of $5,565.

On March 4, 2011, Asher Enterprises Inc elected to convert loans of $12,000 into 500,000 common shares of the Company. The price of the shares of the Company was computed to equal $0.024 per common share and the market price was equal to 0.045 per common share which results in a debt conversion inducement expense of $10,500.

On March 10, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 431,034 common shares of the Company. The price of the shares of the Company was computed to equal $0.0232 per common share and the market price was equal to 0.0386 per common share which results in a debt conversion inducement expense of $6,638.

On March 15, 2011, Asher Enterprises Inc elected to convert loans of $8,000 into 344,828 common shares of the Company. The price of the shares of the Company was computed to equal $0.0232 per common share and the market price was equal to 0.0332 per common share which results in a debt conversion inducement expense of $3,448.

On March 15, 2011, Asher Enterprises Inc elected to convert accrued interest on loans of $2,000 into 86,206 common shares of the Company. The price of the shares of the Company was computed to equal $0.0232 per common share and the market price was equal to 0.0332 per common share which results in a debt conversion inducement expense of $862.

On April 15, 2011, Asher Enterprises Inc elected to convert loans of $12,000 into 670,391 common shares of the Company. The price of the shares of the Company was computed to equal $0.0179 per common share and the market price was equal to 0.0255 per common shares which results in a debt conversion inducement expense of $5 095.

On April 20, 2011, Asher Enterprises Inc elected to convert loans of $12,000 into 750,000 common shares of the Company. The price of the shares of the Company was computed to equal $0.016 per common shares of the Company and the market price was equal to 0.026 per common shares which results in a debt conversion inducement expense of $7,500.

On April 27, 2011, Asher Enterprises Inc elected to convert loans of $10,000 into 645,161 common shares of the Company. The price of the shares of the Company was computed to equal $0.0155 per common share and the market price was equal to 0.0285 per common share which results in a debt conversion inducement expense of $8,387.

On April 29, 2011, Asher Enterprises Inc elected to convert loans of $6,000 into 387,097 common shares of the Company. The price of the shares of the Company was computed to equal $0.01549 per common share and the market price was equal to 0.031 per common share which results in a debt conversion inducement expense of $6,000.

On April 29, 2011, Asher Enterprises Inc elected to convert accrued interest on loans of $1,600 into 103,226 common shares of the Company. The price of the shares of the Company was computed to equal $0. 0.01549 per common share and the market price was equal to 0.031 per common share which results in a debt conversion inducement expense of $1,600.

In 2011, the Company received loans from Asher Enterprises Inc. in the amount of $107,500. The amount owed to Asher Enterprises Inc. at June 30, 2011 is $107,500. The loans are convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to 61% of the market price of the common shares of the Company at the date of the execution of the conversion. This loan carries an interest of 8% and is payable on demand. The Company believes that the effect of this beneficial conversion is immaterial to the Company financial statements.

In 2011, the Company received additional loans from stockholder of $40,000. In 2010, the Company received additional loans from stockholder of $144,224. In 2009, the Company received loans from a stockholder in the amount of $57,000. The loans are convertible, over a one year period, into restricted common shares of the Company at a fix price. The price of the shares of the Company is equal to $0.024 per common shares of the Company. The amount owed to a stockholder at June 30, 2011 is $241,224. These loans carry an interest of 8% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $112,000. The amount owed to stockholders at June 30, 2011 is $324,202. These loans carry an interest of 5.00% and are payable on demand.

In 2011, the Company received loans from Hanscom K. Inc. in the amount of $41,000. The amount owed to stockholders at June 30, 2011 is $44,350. These loans have no interest and are payable on demand.

On February 28, 2011, Barclay Lyons elected to convert loans of $25,000 plus $2,632 in accrued interest into 1,105,288 common shares. The price of the shares was computed to equal $0.025 per common share and the market price was equal to 0.0386 per common share which results in a debt conversion inducement expense of $15, 032. The amount owed to Barclay Lyons at June 30, 2011 is $0.

On June 3, 2011, Barclay Lyons elected to convert loans of $25,000 plus $3,092 in accrued interest into 1,694,824 common shares. The price of the shares was computed to equal $0.016575 per common share and the market price was equal to 0.0262 per common share which results in a debt conversion inducement expense of $16,313. The amount owed to Barclay Lyons at June 30, 2011 is $0.

On February 28, 2011, War Chest Capital elected to convert loans of $25,000 plus $2,632 in accrued interest into 1,105,288 common shares. The price of the shares was computed to equal $0.025 per common share and the market price was equal to 0.0386 per common share which results in a debt conversion inducement expense of $15,032. The amount owed to War Chest Capital at June 30, 2011 is $0.

On June 3, 2011, War Chest Capital elected to convert loans of $25,000 plus $3,092 in accrued interest into 1,694,824 common shares. The price of the shareswas computed to equal $0.016575 per common share and the market price was equal to 0.0262 per common share which results in a debt conversion inducement expense of $16,313. The amount owed to War Chest Capital at June 30, 2011 is $0.

On March 22, 2011, Lionhearth and a debter signed an agreement whereby the debter transferred part of its loans $107,500 to Lionhearth. On March 22, 2011 Lionhearth elected to convert loans of $58,709 into 3,600,000 common shares. The price of the shares was computed to equal $0.016308 per common share and the market price is equal was 0.0419 per common share which results in a debt conversion inducement expense of $92,131. The amount owed to Lionhearth at June 30, 2011 is $0.

On April 6, 2011 Lionhearth elected to convert loans of $48,791 into 3,148,226 common shares of the Company. The price of the shares was computed to equal $0.015498 per common share and the market price is equal was 0.0376 per common share which results in a debt conversion inducement expense of $69,582. The amount owed to Lionhearth at June 30, 2011 is $0.

On April 18, 2011, RCO Group Inc. and a debter signed an agreement whereby the debter transferred part of its loans $268,500 to RCO Group Inc. On May 6, 2011, RCO Group Inc. elected to convert loans of $75,000 into 4,166,667 common shares. The price of the shares was computed to equal $0.018 per common share of the Company and the market price was equal to 0.023 per common share which results in a debt conversion inducement expense of $20,834.

On May 12, 2011, RCO Group Inc. elected to convert loans of $25,000 into 1,388,889 common share. The price of the shares was computed to equal $0.018 per common shares and the market price was equal to 0.023 per common shares which results in a debt conversion inducement expense of $6,944.

On May 12, 2011, RCO Group Inc. elected to convert loans of $30,000 into 1,666,667 common shares. The price of the shares was computed to equal $0.018 per common share and the market price was equal to 0.023 per common share which results in a debt conversion inducement expense of $8,333. The amount owed to RCO Group Inc. at June 30, 2011 is $138,500.

In 2011, the Company received loans from RCO Group Inc. in the amount of $180,000. The amount owed to RCO Group Inc. at June 30, 2011 is $180,000. These loans carry an interest of 10.00% and are payable on demand.

On May 23, 2011, Black Mountain Equities, Inc. purchased for $35,000 a convertible debenture of the Company in the aggregate principal amount of $50,000.

Debt conversion inducement expense consist of:
Asher Enterprises	$74,050
DT0 Crystal	120,292
Barclay Lyons	31,345
War Chest Capital	31,345
Lionhearth	161,713
RCO Group Inc.	36,111
Total	$454,856

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

On April 18, 2011, we issued 1,000,000 shares of common stock to Michel St-Pierre, our chief financial officer, as consideration for salary payable. The price of the shares of the Company was computed at $0.0275 per common shares of the Company which results in additional compensation expense of $15,500 of which $12,000 remains payable to him.

On April 18, 2011, we issued 1,036,000 shares of common stock to Claude Pellerin, our secretary, as consideration for fees payable. The price of the shares of the Company was computed at $0.0275 per common shares of the Company which results in additional compensation expense of $16,059 of which $12,432 remains payable to him.

NOTE 9 -RELATED PARTY TRANSACTIONS

In 2011, the Company received additional loans from Asher Enterprises Inc in the amount of $107,500.

In 2011, the Company received loans from a stockholder in the amount of $40,000. These loans carry an interest of 1.63% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $112,000. These loans carry an interest of 5.00% and are payable on demand.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In May 2011, MBT announced that it has signed a distribution agreement with Nano-Tech Industries Pty Ltd, of Acacia Ridge, Australia, to distribute all of its products in Australia, New Zealand and the Pacific Islands.

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

Results of Operations

For the Six Month Period ended June 30, 2011

Overview

We posted net losses of $881,025 and $1,583,508 for the three and six month periods ended June 30, 2011 as compared to net losses of $324,374 and $640,186 for the comparable periods of 2010.  The reason for the increase in losses was mainly research and development expenses of $431,408 and debt conversion inducement expenses of $454,856.

Development Stage Expenditures

Development stage expenditures for the six month period ended June 30, 2011, were $252,067 in salaries, $32,953 in travel, $11,100 in rent, $454,856 in debt conversion inducement expense and $67,719 in professional fees. This is compared to development stage expenditures for the six month period ended of June 30, 2010, were $107,600 in salaries, $7,600 in travel, $6,750 in rent and $23,200 in professional fees.

Sales

For the three and six month period ended June 30, 2011, we had gross revenues of $ 0. We are not generating revenues because we finished the third iteration of the Hydrocarbon and Carbohydrate equipment.  This iteration is the final production design for production that will be delivered to customers. Additionally we had to redesign the additive production equipment to accommodate for larger volumes.

Total Cost and Expenses

For the three and six month periods ended June 30, 2011, we incurred total costs and expenses of $881,025 and $1,583,508. This compared to $342,214 and $658,026 for the same periods of 2010. The increase in total cost and expenses resulted from the research and development expenses and the debt conversion inducement expense.

Selling, General and Administration

For the three and six month periods ended June 30, 2011, we incurred selling, general and administration expenses of $309,576 and $484,518. This compared to $191,330 and $362,631for the same periods last year. The increase is primarily related to the hiring of salesmen.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2011, we incurred a charge of $18,864 and $34,205. This compared to $16,102 and $27,257 for the same periods of the previous year. The increase is caused by higher interest rates on part of the debts.

Liquidity and Capital Resources

At June 30, 2011, we had $76,055 in cash, as opposed to $25,920 in cash at December 31, 2010. Total cash requirements for operations for the six month period ended June 30, 2011 was $933,865. This compared to $447,874 for the same period of 2010. The increase in total cash requirements for operations resulted from the research and development expenses and the salaries. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2011 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2011 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At June 30, 2011, we had total assets of $6,473,201 compared to total assets of $6,518,707 at December 31, 2010. The decrease in total assets resulted mainly from depreciation and amortization.

At June 30, 2011, we had total current liabilities of $2,527,050 compared to total current liabilities of $2,424,388 at December 31, 2010. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder. The decrease is mainly due to the conversion of shareholders loans into common stock.

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

ITEM 6.                      EXHIBITS.

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Stock Option Plan.	S-8	10/17/10	10.1

10.75	Purchase Agreement.	8-K	4/14/11	10.1

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of August, 2011.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Stock Option Plan.	S-8	10/17/10	10.1

10.75	Purchase Agreement.	8-K	4/14/11	10.1

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4