Form 10-Q
period 2011-09-30
ECOLOCAP SOLUTIONS INC.
filed 2011-11-14
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 173,432,789 shares of Common Stock, par value $0.001, outstanding as of November 14, 2011.

PART I: FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$3,080	$25,920
Note receivable (note 4)	25,000	-
Prepaid expenses	9,045	-
Deposit on machinery	175,000	175,000

TOTAL CURRENT ASSETS	212,125	200,920

INTANGIBLE ASSETS (note 2 and 4)	2,471,391	2,616,485

GOODWILL (note 2)	3,233,928	3,233,928

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
DEPRECIATION	411,355	467,374

TOTAL ASSETS	$6,328,799	$6,518,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Customer deposits	$498,772	$175,000
Note payable (note 5)	94,796	156,886
Note payable-stockholders (note 6)	842,955	854,180
Accrued expenses and sundry current liabilities	1,161,987	1,238,322

TOTAL CURRENT LIABILITIES	$2,598,510	$2,424,388

STOCKHOLDERS’ EQUITY
Common stock	$173,432	$120,511
500,000,000 shares authorized, par value $0.001, 173,432,789 and 120,511,092
Shares, respectively issued and outstanding
Additional paid in capital	33,497,584	31,850,395

Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(9,479,337)	(7,929,788)
	$(867,914)	$(1,018,475)

Less Non-controlling interest	4,598,203	5, 112,794

TOTAL STOCKHOLDERS’ EQUITY	3,730,289	4,094,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,328,799	$6,518,707

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2011 and 2010 and
Three months ended September 30, 2011 and 2010
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of development stage, January 1, 2007
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

SALES	$-	$469,840	$-	$-	$469,840

Cost of sales	-	452,000	-	-	452,000

Gross Profit	-	17,840	-	-	17,840

COSTS AND EXPENSES:

Selling, general and administrative	720,051	642,907	235,533	280,276	3,013,550
Depreciation and amortization (note 4)	201,113	336,057	67,245	68,217	780,262
Research and Development	509,160	427,923	77,752	427,923	987,083
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Impairment Loss Intangible Assets		3,077,347		3,077,347	3,077,347
Impairment Loss Goodwill		3,774,793		3,774,793	3,774,793
Compensation expense	44,239	109,178	-	109,178	165,646
Stock Based compensation					5,211,897
Debt conversion inducement expense (note 6)	534,849		79,993		804,777
Compensation for services	-	-	-	-	258,000
Interest	79,327	35,280	45,122	8,023	535,027
Foreign exchange loss (gain)	401	225	(13)	(73)	(165,477)

TOTAL COSTS AND EXPENSES	2,089,140	8,403,710	505,632	7,745,684	10,429,780

Loss from continuing operations	(2,089,140)	(8,385,870)	(505,632)	(7,745,684)	(10,411,940)
Loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

NET LOSS	$(2,089,140)	$(8,385,870)	$(505,632)	$(7,745,684)	$(10,549,134)

Attributable to :
Ecolocap Solutions, Inc.	$(1,574,549)	$(8,024,864)	$(375,166)	$(7,482,665)	(9,504,337)
Minority interest	$(514,591)	$(361,006)	$(130,466)	$(263,019)	(1,044,797)
NET LOSS	$(2,089,140)	$(8,385,870)	$(505,632)	$(7,745,684)	$(10,549,134)

Net Loss Per Share	$(0.01)	$(0.08)	$(0.00)	$(0.07)	N/A

Average weighted Number of Shares	167,641,691	105,640,302	153,213,557	105,869,337	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	September 30	September 30	Beginning of development stage, January 1, 2007, through September 30,
	2011	2010	2011

Net loss	$(1,574,549)	$(8,024,864)	$(9,504,337)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	201,113	336,057	780,262
Imputed interests of shareholders loans	11,642	3,483	17,758
Impairment Loss Intangible Assets		3,077,347	3,077,347
Impairment Loss Goodwill		3,774,793	3,774,793
Compensation expense	44,239	109,178	165,646

Debt conversion inducement expense	534,849		804,777
Issuance of stock for services			3,269,600
Stock Based compensation			5,211,897
Non-controlling interest	(514,591)	(361,006)	(1,044,797)
Unrealized foreign exchange			(220,463)
Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	(9,045)	14,121	32,300
Deposit on machinery	-	434,823	370,400
Customer deposit	323,772	(279,940)	43,832
Accrued expenses and sundry current liabilities	16,545	1,064,902	(2,009,507)

Net cash provided by (used in) operating activities	$(966,025)	$148,894	$4,769,508

Investing activities
Cash acquired during acquisition	-	-	38,115
Disposition of property and equipment	-	-	29,352
Acquisitions of property and equipment	-	(496,000)	(520,355)

Net cash used in investing activities	$-	$(496,000)	$(452,888)

Financing activities

Stock payable		-	(1,000,000)
Issuance of common stock	50,000	110,000	461,010
Sale of common stock			1,003,400
Proceeds of loans payable	(12,090)	69,500	97,410
Proceeds (Repayment) of loans payable shareholders	905,275	169,005	(5,003,967)

Net cash provided by (used in) financing activities	$943,185	$348,505	(4,442,147)

Decrease ( increase ) in cash	(22,840)	1,399	(125,527)

Cash-beginning of period	25,920	1,944	128,607

Cash-end of period	$3,080	$3,343	$3,080

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$534,849

ECOLOCAP SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2011 and 2010 the Company has incurred losses of $2,089,140 and $8,385,870 respectively. The Company has negative working capital of $2,386,385 and $2,298,504 at September 30, 2011 and 2010, respectively and a stockholders’ equity of $3,730,289 and stockholders’ deficiency of $1,125,689 at September 30, 2011 and 2010. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

September 30,
2011

Technology Batteries	2,790,000
Technology EM Fuel	80,000
$2,870,000

Less : accumulated amortization	398,609

Balance September 30, 2011	$2,471,391

NOTE 5 – NOTE PAYABLE

In 2011, the Company received loans from Capex Investments Limited in the amount of $27,910.  In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at September 30, 2011 is $94,796. These loans carry an interest of 10% and are payable on demand.

NOTE 6 – PAYABLE – STOCKHOLDERS

On January 1, 2011, DT Crystal converted loans of $360,000 plus $25,000 in accrued interest into 13,508,772 shares of the Company. The fair value of the shares was $0.0285 per share and the market price was $ 0.0374 per share resulting in a debt conversion inducement expense of $120,292. The amount owed to DT Crystal at September at September 30, 2011 is $2,404.

During 2011, Asher Enterprises Inc converted loans aggregating $164,000 into 9,495,139 common shares of the Company. The fair value of the shares ranged from $.014 to .031 per share and the market price ranged from 0.0255 to 0.07 per share which resulted in a debt conversion inducement expense of $116,709.

In 2011, the Company received loans from Asher Enterprises Inc. in the amount of $172,500. The amount owed to Asher Enterprises Inc. at September 30, 2011, after conversions is $103,500. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 61% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand. The Company believes that the effect of this beneficial conversion is immaterial to the Company financial statements.

In 2011, the Company received an additional $40,000 loan from a stockholder. In 2010, the Company received loans from a stockholder of $144,224. In 2009, the Company received loans from a stockholder in the amount of $57,000. The loans are convertible, over a one year period, into restricted common shares of the Company at a fixed price of $0.024 per share. The amount owed to the stockholder at September 30, 2011 is $241,224. These loans bear interest of 8% per annum and are payable on demand.

In 2011, the Company received $167,025 in loans from stockholders. The amount owed to stockholders at September 30, 2011 is $379,227. These loans bear interest at 5.00% per annum and are payable on demand.

In 2011, the Company received net loans from Hanscom K. Inc. in the amount of $34,750. The amount owed to stockholders at September 30, 2011 is $38,100. These loans are non-interest bearing and are payable on demand.

During 2011, Barclay Lyons converted loans aggregating $50,000 plus accrued interest of $5,724 into 2,800,112 common shares. The fair value of the shares ranged from $0.016575 to $0.025 per share and the market price ranged from $0.0262 to $0.0386 per share resulting in a total debt conversion inducement expense of $31,345.

During 2011, War Chest Capital converted loans aggregating $50,000 plus accrued interest of $5,724 into 2,800,112 common shares. The fair value of the shares ranged from $.016575 to .025 per share and the market price ranged from 0.0262 to 0.0386 per share resulting in a total debt conversion inducement expense of $31,345.

On March 22, 2011, Lionhearth and a debtor signed an agreement whereby the debtor transferred $107,500 of its loans to Lionhearth. On March 22, 2011 Lionhearth converted loans of $58,709 into 3,600,000 shares. The fair value of the shares was  equal $0.016308 per common share and the market price was equal was 0.0419 per share which results in a debt conversion inducement expense of $92,131. The amount owed to Lionhearth at September 30, 2011 is $0.

On April 6, 2011 Lionhearth converted loans of $48,791 into 3,148,226 shares of the Company. The fair value of the shares was equal to $0.015498 per share and the market price was $0.0376 per resulting in a debt conversion inducement expense of $69,582. The amount owed to Lionhearth at September 30, 2011 is $0.

On April 18, 2011, RCO Group Inc. and a debtor signed an agreement whereby the debtor transferred $268,500 of its loans to RCO Group Inc.

During 2011, RCO Group Inc. converted loans aggregating $240,000 into 13,333,335 shares. The fair value of the shares ranged from $0.018 to $0.023 per share and the market price ranged from $0.023 to $.024 per share resulting in a total debt conversion inducement expense of $73,445.

On May 23, 2011, Black Mountain Equities, Inc. purchased for $35,000 a convertible debenture of the Company in the aggregate principal amount of $50,000.

Debt conversion inducement expense consist of:
Asher Enterprises	$116,709
DT Crystal	120,292
Barclay Lyons	31,345
War Chest Capital	31,345
Lionhearth	161,713
RCO Group Inc.	73,445
Total	$534,849

NOTE 7 – CAPITAL STOCK

On January 20, 2011, we issued 666,667 shares to Michel St-Pierre, our chief financial officer, in exchange for certain salary payable to him. The fair value of the shares was $0.0289 per share resulting in additional recorded compensation expense of $4,267.

On February 9, 2011, we issued 533,333 shares of to Claude Pellerin, our secretary, in exchange for fees payable to him. The fair value of the shares was $0.0289 per share resulting in additional recorded compensation expense of $3,413.

January 5, 2011, Bui Thi Lan Huong paid $50,000 to purchase 1,000,000 common shares. The fair value of the shares was $0.05 per share and the market price was equal to 0.055 per share resulting in additional recorded compensation expense of $5,000.

On April 18, 2011, we issued 1,000,000 shares to Michel St-Pierre, our chief financial officer, in exchange for salary payable to him. The fair value of the shares was $0.0275 per share resulting in additional recorded compensation expense of $15,500.

On April 18, 2011, we issued 1,036,000 shares to Claude Pellerin, our secretary, in exchange for fees payable to him. The fair value of the shares was $0.0275 per share resulting in additional recorded compensation expense of $16,059.

NOTE 8 – RELATED PARTY TRANSACTIONS

In 2011, the Company received additional loans from Asher Enterprises Inc in the amount of $172,500.

In 2011, the Company received loans from a stockholder in the amount of $40,000. These loans carry an interest of 8.00% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $167,025. These loans carry an interest of 5.00% and are payable on demand.

In 2011, the Company received net loans from Hanscom K. Inc. in the amount of $34,750. These loans have no interest and are payable on demand.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In December 2010, MBT announced that it has signed an agreement with Triad Constructors, Inc. to utilize Triad for the sales, distribution, installation and commissioning of the new NPW biodiesel processing units sold.

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

In July 2011, MBT shipped to Empresas Energy Partners Chile Generadora de Energia LTDA (EPC), for testing purpose, an NPU-10 series fuel emulsion plant to Degan, Chile to produce M-Fuel.

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

Results of Operations

For the Three & Nine Month Periods ended September 30, 2011

Overview

We posted net losses of $505,632 and $2,089,140 for the three and nine month periods ended September 30, 2011 as compared to net losses of $7,745,684 and $8,385,870 for the comparable periods of 2010.  The reason for the decrease in losses was mainly impairment loss on intangible assets of $3,077,347 and impairment loss on goodwill of $3,774,793.

Development Stage Expenditures

Development stage expenditures for the nine month period ended September 30, 2011, were $385,531 in salaries, $70,066 in travel, $534,849in debt conversion inducement expense and $101,223 in professional fees. This is compared to development stage expenditures for the nine month period ended of September 30, 2010, were $364,551 in salaries, $23,189 in travel and $204,809 in professional fees.

Sales

For the three and nine month period ended September 30, 2011, we had gross revenues of $ 0. We are not generating revenues because we finished the third iteration of the Hydrocarbon and Carbohydrate equipment.  This iteration is the final production design for production that will be delivered to customers. Additionally we had to redesign the additive production equipment to accommodate for larger volumes.

Total Cost and Expenses

For the three and nine month periods ended September 30, 2011, we incurred total costs and expenses of $505,632 and $2,089,140. This compared to $7,745,684 and $8,385,870 for the same periods of 2010. The reason for the decrease in losses was mainly impairment loss on intangible assets of $3,077,347 and impairment loss on goodwill of $3,774,793.

Selling, General and Administration

For the three and nine month periods ended September 30, 2011, we incurred selling, general and administration expenses of $235,533 and $720,051 This compared to $280,276 and $642,907 for the same periods last year.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2011, we incurred a charge of $45,122 and $79,327. This compared to $8,023 and $35,280 for the same periods of the previous year. The increase is caused by higher interest rates on part of the debts.

Liquidity and Capital Resources

At September 30, 2011, we had $3,080 in cash, as opposed to $25,920 in cash at December 31, 2010. Total cash requirements for operations for the nine month period ended September 30, 2011 was $966,025. This compared to $148,894 total cash provided by operations for the same period of 2010. The increase in total cash requirements for operations resulted mainly from the research and development expenses and the salaries. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2011 will be between $0.5 million to $2.0 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the fourth quarter of 2011 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At September 30, 2011, we had total assets of $6,328,799 compared to total assets of $6,518,707 at December 31, 2010. The decrease in total assets resulted mainly from depreciation and amortization.

At September 30, 2011, we had total current liabilities of $2,598,510 compared to total current liabilities of $2,424,388 at December 31, 2010. The liabilities are mainly due to (i) accrued operational costs and (ii) loan note from a shareholder. The decrease is mainly due to the conversion of shareholders loans into common stock.

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

ITEM 6.                EXHIBITS.

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of November, 2011.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X