Form 10-K
period 2011-12-31
ECOLOCAP SOLUTIONS INC.
filed 2012-03-30
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011: $3,403,755.

As of March 30, 2012, 270,837,755 shares of the registrant’s common stock were outstanding.

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

NPW Machine

NPW Series biodiesel processing machines will allow customers to utilize cheaper waste feedstock (high free fatty acid organic oils such as trap grease, beef tallow, chicken fat, algae), reduce production cost /gallon, and produce biodiesel exceeding all ASTM specs.  Most equipment providers must first approve feedstock to ensure biodiesel quality.  We do not need to approve the biodiesel feedstock and there is no limit on the degree of waste oil that can be processed (up to 99.2% FFA Feedstock).  A secondary process is recovers glycerin as a production by product.  We also have an additional Glycerin Refining Machine that can make several grades of glycerin to meet applications designated by the customer.

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

EcoloCap Solutions Inc. is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop, manufacture and sell cleaner alternative energy products. We bring together the technology, engineering, and operational management for the successful development of environmentally significant products and projects. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

*          On-Road Transportation: EV/PHEV, trucks, buses, public fleets, mass transit fleets, private fleets
*          Off-Road Transportation: marine engines, locomotives, construction equipment
*          Power Generation: cell towers, data centers, apartments complexes, hospitals, universities

*          Grid Stabilization: utilities, energy services, systems operators, merchant operators, municipalities
*          Industrial: power plants, manufacturing plants, boilers, furnaces, turbines, driers, kilns
*          Government: military, defense contractors, systems integrators, aerospace, propulsion systems

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Barrington IL for 1,924 per month. The Company believes that its current office facilities will not be sufficient for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

2011	High	Low
December 31, 2011	$0.022	$0.001
September 30,2011	$0.032	$0.020
June 30, 2011	$0.040	$0.021
March 31, 2011	$0.075	$0.030

2010	High	Low
December 31, 2010	$0.10	$0.02
September 30,2010	$0.20	$0.095
June 30, 2010	$0.47	$0.16
March 31, 2010	$0.50	$0.26

Holders

As of March 31, 2012, we had one hundred fifty stockholders of record.

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

As of December 31, 2011, 10,000,000 shares of common stock have been issued in compensation for services.

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

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Twelve Month Period ended December 31, 2011

Overview

We posted net losses of $8,130,830 for the year ended December 31, 2011 as compared to net losses of $8,917,697 last year. The decrease in loss resulted mainly from impairment loss on Intangible Assets and Goodwill.

Development Stage Expenditures

During the year ended December 31, 2011, we recognized Development Stage Expenditures of $1,861,999, an increase of 21% from the year ended December 31, 2010. The increase is primarily attributable to higher salaries, travel, research & development and professional fees.

Sales

For the year ended December 31, 2011 we had no sales as compared to 469,840 in gross revenues in 2010. Due to the finalizing of the production prototype, quality control and testing done on sight under various environmental conditions.

Total Cost and Expenses

During the year ended December 31, 2011, we recognized Total Costs and Expenses of $8,130,830, a decrease of 9% from the year ended December 31, 2010.   The decrease is attributable to the impairment of the Company’s goodwill and intangible assets as discussed in Note 2.

Selling, General and Administration

During the year ended December 31, 2011, we recognized selling, general and administrative expenses of $881,845 an increase of 17% from the year ended December 31, 2010.   The increase resulted from the additional management & salesman salaries, and higher consulting fees.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2011, we charged $110,022. This compared to $60,375for last year. The increase is caused by short term loans with high interest.

Liquidity and Capital Resources

At December 31, 2011, we had $2,482 in cash, as opposed to $25,920 in cash at December 31, 2010. Total cash requirements for operations for the twelve month period ended December 31, 2011 was $1,176,048. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2012 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2012 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $182,345 as of December 31, 2011.   This was a decrease of $18,445, or 10%, as compared to current assets of $200,920 as of December 31, 2010.  The decrease was primarily attributable to a decrease in the Company’s cash.

We had total assets of $575,351 as of December 31, 2011. This was a decrease of 5,943,356, or 96%, as compared to total assets of $6,518,707 as of December 31, 2010. The decrease was primarily attributable to the Company recording a full impairment loss on the intangible assets and goodwill of $5,850,413

We had total current liabilities of $2,446,125 as of December 31, 2011. This was a increase of $21,737, or .1%, as compared to current assets of $2,424,388 as of December 31, 2010.  The net increase was attributable to an increase in customer deposits which was off-set by a decrease in Notes payable-stockholders & accrued expenses.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending December 31, 2011. With respect to the audited year ending December 31, 2011, we incurred losses of $8,130,830(compared with losses of $8,851,600 for the same period last year). We had negative working capital for the year ending December 31, 2011 of $2,263,780 (compared with $2,223,468 for the same period last year), and a stockholders’ deficiency of $6,370,581 as of December 31, 2011 (compared with a stockholders’ deficiency of $1,018,475  as of December 31, 2010). All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of December 31, 2011, our auditors may issue an opinion in their audit report for the year ended December 31, 2011 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

Contractual Obligations

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington lease expires in May 2013.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Ecolocap Solutions, Inc.
(A Development Stage Company)
Barrington, Illinois

We have audited the accompanying balance sheets of Ecolocap Solutions, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficiency and cash flows for the two years then ended and from the beginning of the development stage (January 1, 2007) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As described in Note 3 the Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the years ended December 31, 2011 and 2010, the Company has incurred losses of $ 8,130,830 and $ 8,851,600, respectively.  The Company also has a stockholders’ deficiency of $ 6,370,581 and $ 1,018,475 at December 31, 2011 and 2010, respectively.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecolocap Solutions, Inc., (a Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the from the beginning of the development stage (January 1, 2007) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

March 31, 2012

PARITZ & COMPANY PA
Paritz & Company PA
Hackensack, New Jersey

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31,

	2011	2010

ASSETS

CURRENT ASSETS
Cash	$2,482	$25,920
Deposit on machinery	175,000	175,000
Prepaid expenses and sundry current assets	4,863	-

TOTAL CURRENT ASSETS	182,345	200,920

INTANGIBLE ASSETS ( note 2 and 5 )	-	2,616,485
GOODWILL ( note 2 )	-	3,233,928

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	393,006	467,374

TOTAL ASSETS	$575,351	$6,518,707

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Customer deposits	498,772	175,000

Note payable (note 7)	148,977	156,886
Note payable-stockholders (note 8)	706,475	854,180
Accrued expenses and sundry current liabilities (note 6)	1,091,901	1,238,322

TOTAL CURRENT LIABILITIES	$2,446,125	$2,424,388

STOCKHOLDERS’ DEFICIENCY

Common stock 500,000,000 shares authorized, par value $0.001, 199,033,379 and 119,688,015 shares, respectively issued and outstanding	$199,033	$176,433
Additional paid in capital	33,937,610	31,794,473
Accumulated Deficit	(25,059,593)	(25,059,593)
Deficit accumulated during development period	(15,447,631)	(7,929,788)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(6,370,581)	$(1,018,475)
Less Non-controlling interest	4,499,807	5,112,794
	(1,870,774)	4,093,319

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$575,351	$6,518,707

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)
Stockholders’ Equity

Stockholders Deficiency	Shares	Common stock Authorized 500,000,000 Shares, Par value 0.001	Additional paid in Capital	Accumulated Deficit	Deficit accumulated during Development Stage	Other Comprehensive Income (Loss)	Subtotal	Non- controlling interest		Total

January 1, 2007	34,578,268	$97,502	$13,329,355	$(25,059,593)	$-	$220,463	$(11,412,273)	$		$(11,412,273)
Proceeds from the issuance of common stock	990,000	990	1,002,410	-		-	1,003,400			1,003,400
Stock options			1,372,897				1,372,897			1,372,897
Net Income		-	-		6,306,507		6,306,507			6,306,507
Other comprehensive income						(220,463)	(220,463)			(220,463)

December 31, 2007	35,568,268	$98,492	$15,704,662	$(25,059,593)	$6,306,507	$-	$(2,949,932)	$		$(2,949,932)

Shares issued for settlement of services	4,500,000	4,500	3,834,500				3,839,000			3,839,000
Shares issued following exercise of stock options	25,000	25	225				250			250
Proceeds from the issuance of common stock	250,000	250	74,750	-		-	75,000			75,000
Shares issued for settlement of a debt	3,470,471	3,470	3,133,830				3,137,300			3,137,300
Net Loss		-	-	(4,939,044)			(4,939,044)			(4,939,044)

December 31, 2008	43,813,739	$106,737	$22,747,967	$(25,059,593)	$1,367,463	$-	$(837,426)	$		$(837,426)

Shares issued following acquisition	54,000,000	54,000	7,118,000				7,172,000			7,172,000
Shares issued for services	1,650,000	1,650	266,350				268,000			268,000
Non-controlling interest pursuant to acquisition (see Note 2)									5,643,000	5,643,000
Proceeds from the issuance of common stock	460,923	461	139,539							140,000
Net Loss		-	-		(907,051)		(907,051)		(68,806)	(975,857)

December 31, 2009	99,924,662	$162,848	$30,271,856	$(25,059,593)	$460,412	$-	$5,835,523		$5,574,194	$11,409,717

Shares issued for services	825,000	825	91,675							92,500
Shares issued for settlement of a debt	15,399,276	8,398	1,211,188				92,500			1,219,586
Proceeds from the issuance of common stock	4,362,154	4,362	213,638							218,000
Imputed interest on non-interest bearing stockholders loans				6,116			218,000			6,116
Net Loss					(8,390,200)				(461,400)	(8,851,600)

December 31, 2010	120,511,092	$120,511	$31,850,395	$(25,059,593)	$(7,929,788)	$-	$(1,018,475)		$5,112,794	$4,094,319

Shares issued for services	9,456,414	9,457	204,622							214,079
Shares issued for settlement of a debt	67,407,978	67,407	1,799,245				214,079			1,866,652
Proceeds from the issuance of common stock	1,657,895	1,658	66,500				68,158			68,158
Imputed interest on non-interest bearing stockholders loans				16,848			16,848			16,848
Net Loss							(7,517,843)		(612,987)	(8,130,830)

December 31, 2011	199,033,379	$199,033	$33,937,610	$(25,059,593)	$(15,447,631)	$-	$(6,370,581)		$4,499,807	$(1,870,774)

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Beginning of
				development stage,
				January 1, 2007,
	December 31,	December 31,		through
	2011	2010		December 2011

SALES	$-	$469,840		$469,840

Cost of sales	-	452,000		452,000

Gross Profit	-	17,840		17,840

COSTS AND EXPENSES:	-	-		-

Selling, general and administrative	881,845	731,443		3,175,345
Depreciation and amortization ( note 4 and 5 )	268,358	404,273		847,506
Research and Development	582,355	477,923		1,060,278
Gain on settlement debts-foreign Subsidiary	-			(8,013,125)

Impairment Loss Intangible Assets	2,422,495	3,077,347		5,499,842
Impairment Loss Goodwill	3,233,928	3,774,793		7,008,721
Compensation expense ( Note 9)	78,999	121,407		200,406
Stock Based compensation	-	-		5,211,897
Debt conversion inducement expense ( Note 9)	550,369	269,928		820,297
Compensation for services	-	-		258,000
Interest	110,022	60,375		565,721
Foreign exchange loss (gain)	2,459	208		(163,418)

TOTAL COSTS AND EXPENSES	8,130,830	8,917,697		16,471,470

Net loss from continuing operations	$(8,130,830)	$(8,899,857)		$(16,453,630)
Net loss from discontinued operations	$-	$-		(185,451)

Gain on Sale of discontinued operations ( note 12)	-	48,257		48,257

Net loss	(8,130,830)	(8,851,600)		(16,590,824)

Attributable to:

Ecolocap Solutions Inc.	$(7,517,843)	$(8,390,200)		$(15,447,631)
Non-controlling interest	$(612,987)	$(461,400)		$(1,143,193)

Loss Per Share
Continuing operations	$(0.05)	(0.08)		N/A
	$(0.05)	$(0.08)	$	N/A
Average weighted Number of Shares Outstanding	162,171,694	107,174,035		N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Beginning of
			development stage,
			January 1, 2007,
	December 31,	December 31,	through
	2011	2010	December 2011

Net loss	$(7,517,843)	$(8,390,200)	$(15,447,631)
Adjustment to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	268,358	404,273	847,507
Imputed interests of shareholders loans	16,848	6,116	22,964
Impairment Loss Intangible Assets	2,422,495	3,077,347	5,499,842
Impairment Loss Goodwill	3,233,928	3,774,793	7,008,721
Compensation expense ( Note 9)	78,999	121,407	200,406
Debt conversion inducement expense ( Note 9)	550,369	269,928	820,297
Issuance of common stock for services	-	-	3,269,600
Stock based compensation	-	-	5,211,897
Unrealized foreign exchange			(220,463)
Non cash adjustment
Non-controlling interest	(612,987)	(461,400)	(1,143,193)
Changes in operating assets and liabilities
Taxes receivable	-	730	-
Prepaid expenses and sundry current assets	(4,863)	14,578	36,482
Deposit on machinery	-	434,823	370,400
Customer deposit	323,772	(279,940)	43,832
Accrued expenses and sundry current liabilities	64,876	944,136	(1,961,175)

Net cash provided by (used in) operating activities	$(1,176,048)	$(83,409)	$4,559,486

Investing activities
Disposition of property and equipment	-	-	29,352
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	-	(496,000)	(520,355)

Net cash used in investing activities	$-	$(496,000)	$(452,888)

Financing activities

Stock payable	-	-	(1,000,000)
Issuance of common stock	60,000	195,760	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	42,091	109,500	151,590
Proceeds of loans payable shareholder	1,050,519	298,125	(4,858,723)

Net cash provided by (used in) financing activities	$1,152,610	$603,385	$(4,232,723)

Increase (decrease) in cash	(23,438)	23,976	(126,125)

Cash- beginning of period	25,920	1,944	128,607

Cash - end of period	$2,482	$25,920	$2,482

Supplemental Disclosure of Cash Flow information
Non cash items:
Conversion of debt to Equity	550,369	269,928	820,297

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. MC 820 describes three levels of inputs that may be used to measure fair value:

-	level l - quoted prices in active markets for Identical assets or liabilities
-	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
-	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Impairment:

At each reporting date, the Company assesses whether there is any indication that its intangible assets, or property, plant and equipment are impaired. If any such indication exists, the Group estimates the recoverable amount of the asset and the impairment loss if any. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. If an asset does not generate cash flows that are independent from those of other assets or groups of assets, recoverable amount is determined for the cash-generating unit to which the asset belongs. The recoverable amount of an asset is the higher of its fair value less cost to sell and its value in use. Value in use is the present value of future cash flows from the asset or cash-generating unit discounted at a rate that reflects market interest rates adjusted for risks specific to the asset or cash- generating unit that have not been reflected in the estimation of future cash flows. If the recoverable amount of an intangible or tangible asset is less than its carrying value, an impairment loss is recognised immediately in profit or loss and the carrying value of the asset reduced by the amount of the loss. A reversal of an impairment loss on intangible assets (excluding goodwill) or property, plant and equipment is recognised as it arises provided the increased carrying value does not exceed that which it would have been had no impairment loss been recognised. Impairment losses on goodwill are not reversed. During the year ended December 31, 2010, we incurred an intangible assets impairment loss of $3,077,793. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. as our management has adjusted downward our Customer Relationship agreements because the two agreements have been terminated over the past year. We incurred a goodwill impairment loss of $3,774,793. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. is in direct proportion of the adjustment of our Customer Relationship agreements.

During the year ended December 31, 2011, we recorded an intangible assets impairment loss of $5,656,423. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. as our management has adjusted downward our Batteries and M-Fuel technologies because the two technologies have not been generated the forecasted income over the past year.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $8,130,830 for the year ended December 31, 2011.The Company has negative working capital of $2,263,780 at December 31, 2011 and a stockholders’ deficiency of $6,370,581 at December 31, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

	December 31	December 31,
	2011	2010

Testing equipment	$496,000	$496,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$520,355	$520,355

Less: accumulated depreciation	127,349	$52,981

Balance December 31, 2011	$393,006	$467,374

NOTE 5 – INTANGIBLE ASSETS

The intangible assets are being amortized over periods ranging from ten to fifteen years. The weighted average amortization period by major asset class is: customer relationship 10.0 years; technology batteries 15.0 years and technology M-Fuel 15.0 years.

	December 31	December 31,
	2011	2010

Technology Batteries	$-	$2,070,000
Technology EM Fuel	-	800,000
Customer Relationships	-	-
	$-	$2,870,000

Less: accumulated amortization	-	$253,515

Balance December 31, 2011	$-	$2,616,485

NOTE 6 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2011	2010
Accrued interest	$19,746	$42,177
Accrued operating expenses	1,072,155	1,196,145
	$1,091,901	$1,238,322

NOTE 7 – NOTE PAYABLE

In 2011, the Company received loans from Capex Investments Limited in the amount of $82,091. In 2010, the Company received loans from Capex Investments Limited in the amount of $19,500. The amount owed to Capex Investments Limited at December 31 is $148,977. These loans carry an interest of 10% and are payable on demand.

NOTE 8 – PAYABLE – STOCKHOLDERS

On January 1, 2011, DT Crystal converted loans of $360,000 plus $25,000 in accrued interest into 13,508,772 shares of the Company. The fair value of the shares was $0.0285 per share and the market price was $ 0.0374 per share resulting in a debt conversion inducement expense of $120,292. The amount owed to DT Crystal at December 31, 2011 is $2,404.

During 2011, Asher Enterprises Inc converted loans aggregating $189,500 into 12,604,518 common shares of the Company. The fair value of the shares ranged from $.0075 to .031 per share and the market price ranged from 0.01 to 0.07 per share which resulted in a debt conversion inducement expense of $124,435.

In 2011, the Company received loans from Asher Enterprises Inc. in the amount of $237,500. The amount owed to Asher Enterprises Inc. at December 31, 2011, after conversions is $143,000. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 61% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand. The Company believes that the effect of this beneficial conversion is immaterial to the Company financial statements.

In 2011, the Company received an additional $40,000 loan from a stockholder. In 2010, the Company received loans from a stockholder of $144,224. In 2009, the Company received loans from a stockholder in the amount of $57,000. The loans are convertible, over a one year period, into restricted common shares of the Company at a fixed price of $0.024 per share.

On October 13, 2011 a stockholder converted loans of $241,224 into 14,000,000 shares of the Company. The fair value of the shares was equal to $0.019 per share and the market price was $0.0195 per resulting in a debt conversion inducement expense of $6,665. The amount owed to a stockholder at December 31, 2011 is $0.

In 2011, the Company received $245,769 in loans from stockholders. The amount owed to stockholders at December 31, 2011 is $457,971. These loans bear interest at 5.00% per annum and are payable on demand.

In 2011, the Company received net loans from Hanscom K. Inc. in the amount of $36,250. The amount owed to Hanscom K. Inc. at December 31, 2011 is $39,600. These loans are non-interest bearing and are payable on demand.

During 2011, Barclay Lyons converted loans aggregating $50,000 plus accrued interest of $5,724 into 2,800,112 common shares. The fair value of the shares ranged from $0.016575 to $0.025 per share and the market price ranged from $0.0262 to $0.0386 per share resulting in a total debt conversion inducement expense of $31,345. The amount owed to Barclay Lyons at December 31, 2011 is $0.

During 2011, War Chest Capital converted loans aggregating $50,000 plus accrued interest of $5,724 into 2,800,112 common shares. The fair value of the shares ranged from $.016575 to .025 per share and the market price ranged from 0.0262 to 0.0386 per share resulting in a total debt conversion inducement expense of $31,345. The amount owed to War Chest Capital at December 31, 2011 is $0.

On March 22, 2011, Lionhearth and a debtor signed an agreement whereby the debtor transferred $107,500 of its loans to Lionhearth. On March 22, 2011 Lionhearth converted loans of $58,709 into 3,600,000 shares. The fair value of the shares was equal $0.016308 per common share and the market price was equal was 0.0419 per share which results in a debt conversion inducement expense of $92,131. The amount owed to Lionhearth at December 31, 2011 is $0.

On April 6, 2011 Lionhearth converted loans of $48,791 into 3,148,226 shares of the Company. The fair value of the shares was equal to $0.015498 per share and the market price was $0.0376 per resulting in a debt conversion inducement expense of $69,582. The amount owed to Lionhearth at December 31, 2011 is $0.

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

On December 22, 2011 Black Mountain Equities, Inc. converted debenture of $15,000 into 1,612,903 shares of the Company. The fair value of the shares was equal to $0.0093 per share and the market price was $0.01 per resulting in a debt conversion inducement expense of $1,129. The amount of the Black Mountain Equities, Inc. convertible debenture, Inc. at December 31, 2011 is $35,000.

Debt conversion inducement expense consist of:
Asher Enterprises	$124,435
Stockholder	6,665
DT Crystal	120,292
Barclay Lyons	31,345
War Chest Capital	31,345
Lionhearth	161,713
Black Mountain Equities, Inc.	1,129
RCO Group Inc.	73,445
Total	$550,369

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 199,033,379 were issued and outstanding as of December 31, 2011.

On January 20, 2011, we issued 666,667 shares to Michel St-Pierre, our chief financial officer, in exchange for certain fees payable to him. The fair value of the shares was $0.0289 per share resulting in additional recorded compensation expense of $4,267.

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

On April 18, 2011, we issued 1,000,000 shares to Michel St-Pierre, our chief financial officer, in exchange for fees payable to him. The fair value of the shares was $0.0275 per share resulting in additional recorded compensation expense of $15,500.

On April 18, 2011, we issued 1,036,000 shares to Claude Pellerin, our secretary, in exchange for fees payable to him. The fair value of the shares was $0.0275 per share resulting in additional recorded compensation expense of $16,059.

On October 13, 2011, we issued 872,655 shares to Michel St-Pierre, our chief financial officer, in exchange for certain fees payable to him. The fair value of the shares was $0.02 per share resulting in additional recorded compensation expense of $4,363.

On October 13, 2011, we issued 128,784 shares of to Claude Pellerin, our secretary, in exchange for fees payable to him. The fair value of the shares was $0.02 per share resulting in additional recorded compensation expense of $644.

On November 15, 2011, we issued 4,460,678 shares to Michel St-Pierre, our chief financial officer, in exchange for certain fees payable to him. The fair value of the shares was $0.02 per share resulting in additional recorded compensation expense of $22,304.

On November 15, 2011, we issued 658,296 shares of to Claude Pellerin, our secretary, in exchange for fees payable to him. The fair value of the shares was $0.02 per share resulting in additional recorded compensation expense of $3,292.

On November 15, 2011, Tu Cong Phuong Pham paid $10,000 to purchase 657,895 common shares. The fair value of the shares was $0.02 per share and the market price was equal to 0.0152 per share resulting in additional recorded compensation expense of $3,158.

On December 6, 2011, we issued 50,000 shares to Jerry McCalla, in exchange for certain fees payable to him. The fair value of the shares was $0.01 per share resulting in additional recorded compensation expense of $500.

On December 6, 2011, we issued 50,000 shares to Ryan McCalla, in exchange for certain fees payable to him. The fair value of the shares was $0.01 per share resulting in additional recorded compensation expense of $500.

Compensation expense
Bui Thi Lan Huong	5,000
Tu Cong Phuong Pham	3,158
Michel St-Pierre	46,434
Claude Pellerin	23,407
Jerry McCalla	500
Ryan McCalla	500
Total	78,999

NOTE 10 – INCOME TAXES

As of December 31, 2011 the company had net operating loss carry forwards of approximately $13,772,456 of which $5,711,364 were generated through foreign transactions and were already taken into account in the tax filing of the Foreign Subsidiary and are not available for US tax purpose. The remaining net operating losses are being carried forward for subsequent years. This results in no tax expense or provision for the year.

Components of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax asset	$8,061,093	$5,505,152
Valuation allowance	(8,061,093)	(5,505,152)
Net deferred tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

NOTE 11 – DISCONTINUED OPERATIONS

On November 4, 2010, the Company transferred all of its shares of Ecolocap Solutions (Canada) Inc. to DT Crystal Holdings Ltd in exchange of the reduction of $100,000 of its debts.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the year ended December 31, 2011 and 2010 was $22,792 and $23,400, respectively.

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

NOTE 13 – RELATED PARTY TRANSACTIONS

In 2011, the Company received loans from a stockholder in the amount of $40,000. These loans carry an interest of 1.63% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $245,769. These loans carry an interest of 5.00% and are payable on demand.

In 2011, the Company received loans from Hanscom K. Inc. in the amount of $36,250. These loans have no interest and are payable on demand.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 30, 2012 (the issue date of the Consolidated Financial Statements) and noted there were no material subsequent events as of that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2011, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	68	Chief Executive Officer
Jeung Kwak	65	Chairman, Director
Robert Egger, Jr.	40	Chief Operating Officer
Tri Vu Truong	64	Director
Claude Pellerin	42	Director
Mark Lawson	39	Director
Albert Beerli	69	Director
Michel St-Pierre	49	Acting Chief Financial Officer

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

Jeung Kwak, Chairman and Director. Since June 16, 2009, Mr. Kwak has been Chairman of Ecolocap Solutions Inc., Jeung Yeal Kwak has for over 25 years specialized in international trade in Korea, Asia, Russia, India, China and the US. Since 1992, he is President of Hanscom K Inc, specialized in international trade in steel products, including steel castings and fabrications and also concrete forms. In May 2008, he co-founded Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. He attended Korea University and graduated in 1973 with a degree in Biology.  Upon graduation, he immigrated to the United States and began his career in Chicago, Illinois.

Dr. Tri Vu Truong, Chief Executive Officer and President. Dr. Truong has served as a director since February 14, 2008. He was chief executive officer and president of the Company from February 14, 2008 until September 10, 2009. He has worked in the environmental sector since 1970, upon completion of his B. Engineering degree, complemented by a Master’s degree in Chemical Engineering in 1971 and a Ph.D. degree in Civil Engineering with Environmental Option in 1975. His professional career includes the realization of many major scientific and technical studies and projects. Dr. Truong was responsible in 1977 for the creation and operation of the Permits & Inspections Division of the Montreal Urban Community––Environment Department. He has taught several post-graduate courses at the prestigious Universitéé de Montrééal’s ÉÉcole Polytechnique. As President of the Sodexen Environmental Engineering Group since 1981, Dr. Truong has managed numerous major environmental impact projects, including: Comparative study of the environmental impact of dust-palliatives (MTQ 1988, 1989, 1990); Environmental decommissioning of a polystyrene production complex (BASF, 1988-1990); Solid waste management study relating to the closure of the Miron landfill (Montrééal, 1988-90), as well as various research & development projects in the area.

Claude Pellerin, Director. Mr. Pellerin has been reappointed to the Board on March 6, 2009 and is a member.  Mr. Pellerin is a corporate attorney and was a partner in the law firm of Kaufman Laramee LLP between July 2008 and July 2009. Between December 2003 and July 2008 Mr. Pellerin was partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments ( Canada ) Limited, an investments and financing corporation based in Montreal, Quebec . From 2001-2002, Mr. Pellerin served as a Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc. Mr. Pellerin served as the Company’s President, Secretary and Treasurer from June 17, 2005 until August 19, 2005, at which time he resigned as an officer but remained a director of the Company until his resignation on October 20, 2008.

Mark Lawson, Director.  Mr. Lawson has been working in corporate finance since 1995, upon completion of his Bachelor of Arts, Statistical Sciences, complemented by a Master’s degree in Business Administration in 2005. Between 1996 and 2001 Mr. Lawson was employed as Mutual Fund Specialist by the Royal Bank of Canada Investments. In 2001 up until 2003, Mr. Lawson joined AIM Funds Management. Between 2003 and 2004 Mr Lawson was employed as Director of Newhaven Corporate Finance. In 2005 Mr Lawson joined the Global Investment Banking Coverage –– Healthcare department of Morgan Stanley.

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

Compliance With Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2011 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Known Failures to File a
		Reported	Required Form
Jeung Kwak	2	2009	Form 3
Michael Sigel	2	2010	Form 4
Robert Egger Jr.	1	2009	Form 3
Michel St-Pierre	4	2011	Form 4
	1	2010	Form 4
Claude Pellerin	3	2011	Form 4

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2011	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer	2010	120,000	0	0	0	0	0	0	0
and President

John Kwak, (3)	2011	120,000	0	0	0	0	0	0	120,000
Chairman and Director	2010	120,000	0	0	0	0	0	0	120,000

Robert Egger Jr. (4)	2011	75,000	0	0	0	0	0	0	75,000
Chief Operating Officer	2010	60,000	0	0	0	0	0	0	60,000

Tri Vu Truong (5)	2011	0	0	0	0	0	0	0	0
Chief Executive Officer	2010	9,925	0	0	0.	0	0	0	9,925
and President, resigned

Claude Pellerin, (6)	2011	0	0	0	0	0	0	0	0
Director, President	2010	0	0	0	0	0	0	0	0
and CEO

Michel St-Pierre (7)	2011	20,000	0	0	0	0	0	0	20,000
CFO	2010	50,000	0	20,000	0	0	0	0	70,000

(1)
Prior to the acquisition of XL Generation AG, the Company’s fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Siegel has been appointed president and CEO on September 10, 2009.
(3)	Mr. Kwak has been appointed Chairman and director on June 16, 2009.
(4)	Mr. Egger has been appointed COO on September 10, 2009.
(5)	Mr. Truong has been appointed president and CEO on February 14, 2008. He resigned has President and CEO on September 10, 2009.
(6)	Mr. Pellerin was our president, CEO and a director from June 17, 2005 until August 19, 2005. He remains a director of our company.
(7)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.
(8)	Mr. Gilmour served as our principal executive office from August 22, 2007 to February 14, 2008.

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

Other Executive Officers

During 2011, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Siegel	0	18,000	0	0	0	0	18,000

Mark Lawson	0	18,000	0	0	0	0	18,000

John Kwak	0	18,000	0	0	0	0	18,000

Robert Egger, Jr.	0	18,000	0	0	0	0	18,000

Claude Pellerin	0	18,000	0	0	0	0	18,000

Tri Vu Truong	0	18,000	0	0	0	0	18,000

Albert Beerli	0	18,000	0	0	0	0	18,000

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder’s ownership interest in the 199,033,379 shares of our common stock outstanding as of March 31, 2012.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	21,070,000	0	21,070,000	10.59%
Jeung Kwak (3)	26,600,000	0	26,600,000	13.36%
Robert Egger Jr. (4)	2,700,000	0	2,700,000	1.36%
Tri Vu Truong (5)	4,250,000	0	4,250,000	2.14%
Claude Pellerin, (6)	787,080	200,000	987,080	0%
Albert Beerli (7)	1,500,000	100,000	1,600,000	0.8%
Michel St-Pierre (8)	7,500,000	700,000	8,200,000	4.12%
All executive officers and directors as a group (7 persons)	64,407,080	1,000,000	64,407,080	32.36%
Bradley Snower (9)	14,000,000	0	14,000,000	7.03%
United Best Technology Limited (5)	3,500,000	0	3,500,000	1.76%
Cede & Co (10)	85,947,161	0	85,147,161	43.18%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 S. Grove Ave, Suite 308, Barrington, Illinois, 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Director. Mr.Egger, is the Chief Operating Officer.
(5)	Director. Mr. Truong, is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Director
(8)	Chief Financial Officer.
(9)	Owner of 5% or more of our common stock.
(10)	Owner of 5% or more of our common stock.

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

As of March 30, 2012, we had approximately seven directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 1,465,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

Outstanding Equity Awards at Fiscal Year End for Named Executives
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity				Market	Plan Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have	Have Not	Have Note
Name	Options(1)	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

Alexander Gilmour	125,000	0	0	1.05	09/06/13	0	0	0	0
	125,000	0	0	1.25	12/12/12	0	0	0	0

Arthur Rawl	115,000	0	0	1.05	09/06/13	0	0	0	0
	100,000	0	0	1.25	12/12/12	0	0	0	0

Claude Pellerin	100,000	0	0	1.05	09/06/13	0	0	0	0
	100,000	0	0	1.25	12/12/12	0	0	0	0

Albert Beerli	100,000	0	0	1.05	09/06/13	0	0	0	0

Michel St-Pierre	250,000	0	0	0.01	09/06/16	0	0	0	0
	200,000	0	0	0.01	09/06/16	0	0	0	0
	150,000	0	0	0.01	09/06/16	0	0	0	0
	100,000	0	0	1.25	12/12/12	0	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2011, the Company received loans from a stockholder in the amount of $40,000. These loans carry an interest of 1.63% and are payable on demand.

In 2011, the Company received loans from stockholders in the amount of $245,769. These loans carry an interest of 5.00% and are payable on demand.

In 2011, the Company received loans from Hanscom K. Inc. in the amount of $36,250. These loans have no interest and are payable on demand.

Law Firm of Pellerin Attorneys

In the fiscal year ended December 31, 2011, the law firm of Pellerin Attorneys (Montreal) received CAD $38,115 (approximately US $38,667) from our company for legal services rendered by Mr. Claude Pellerin S.N., one of our directors and corporate secretary.

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

2011	$12,625
2010	$14,150

(2)        Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2011	$0
2010	$0

(3)        Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0
2010	$0

(4)        All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0
2010	$0

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

PART IV. OTHER INFORMATION

ITEM 15.        EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Standstill Agreement.	8-K	3/23/12	10.1

10.75	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2012.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer, Chief	March 28, 2012
Michael Siegel	Financial Officer, and a member of the Board of Directors

MARK LAWSON	Director	March 30, 2012
Mark Lawson

JEUNG KWAK	Director	March 30, 2012
Jeung Kwak

ROBERT EGGER JR.	Director	March 28, 2012
Robert Egger Jr.

CLAUDE PELLERIN	Director	March 30, 2012
Claude Pellerin

TRI VU TRUONG	Director	March 30, 2012
Tri Vu Truong

_________________________________	Director	March ___, 2012
Albert Beerli

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Standstill Agreement.	8-K	3/23/12	10.1

10.75	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X