Form 10-Q
period 2012-03-31
ECOLOCAP SOLUTIONS INC.
filed 2012-05-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 284,009,722 shares of Common Stock, par value $0.001, outstanding as of March 31, 2012.

PART I: FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$5,160	$2,482
Deposit on machinery	175,000	175,000
Prepaid expenses and sundry current assets	-	4,863

TOTAL CURRENT ASSETS	180,160	182,345
INTANGIBLE ASSETS (note 2)	-	-
GOODWILL (note 2)	-	-

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	374,656	393,006

TOTAL ASSETS	$554,816	$575,351

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$498,772	$498,772
Note payable (note 6)	-	148,977
Note payable-stockholders (note 7)	639,681	706,475
Accrued expenses and sundry current liabilities	1,115,559	1,091,901

TOTAL CURRENT LIABILITIES	$2,254,012	$2,446,125

STOCKHOLDERS’ DEFICIENCY

Common stock	$281,494	$199,033
500,000,000 shares authorized, par value $0.001, 281,493,213 and 199,033,379 Shares, respectively issued and outstanding
Additional paid in capital	34,676,164	33,937,610
Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(16,072,736)	(15,447,631)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(6,174,671)	$(6,370,581)

Less Non-controlling interest	4,475,475	4,499,807

	(1,699,196)	(1,870,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$554,816	$575,351

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2012 and 2011
(unaudited)

	Three Months ended	Three Months ended		Beginning of development stage, January 1, 2007, through
	March 31,	March 31,		March 2012
	2012	2011
SALES	$-	$-		$469,840

Cost of sales				452,000

Gross Profit	-			17,840

COSTS AND EXPENSES:
Selling, general and administrative	235,485	174,942		3,410,830
Depreciation and Amortization	18,350	67,154		865,856
Research and Development	107,500	144,000		1,167,778
Gain on settlement of debts-foreign Subsidiary				(8,013,125)
Impairment Loss Intangible Assets				5,499,842
Impairment Loss Goodwill				7,008,721
Compensation (gain) expense	(42,367)	12,680		158,039
Stock Based Compensation	-	-		5,211,897
Debt conversion inducement expense (note 7)	465,536	287,955		1,285,833
Compensation for services	-	-		258,000
Interest	64,942	15,341		630,663
Foreign exchange loss (gain)	(9)	411		(163,427)
TOTAL COSTS AND EXPENSES	849,437	702,483		17,320,907

OTHER INCOME
Payments received under Standstill Agreement (note 8)	200,000	-		200,000
Loss from continuing operations	(649,437)	(702,483)		(17,103,067)
Loss from discontinued operations	-			(185,451)
Gain on Sale of discontinued operations	-			48,257

Net loss	$(649,437)	$(702,483)		$(17,240,261)

Attributable to :
Ecolocap Solutions Inc.	$(625,105)	$(567,936)		$(16,072,736)
Non-controlling interest	$(24,332)	$(134,547)		$(1,167,525)
Loss Per Share	$(0.00)	$(0.00)	$	N/A

Continuing operations	$(0.00)	$(0.00)	$	N/A

Average weighted Number of Shares	238,937,629	137,169,084		N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31	March 31	Beginning of development stage, January 1, 2007, through
	2012	2011	March 2012
Net loss	$(625,105)	$(567,936)	$(16,072,736)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,350	67,154	865,857
Imputed interests of shareholders loans	5,955	3,620	28,919
Impairment Loss Intangible Assets			5,499,842
Impairment Loss Goodwill			7,008,721
Compensation expense (gain)	(42,367)	12,680	158,039
Debt conversion inducement expense	465,536	287,955	1,285,833
Issuance of stock for services			3,269,600
Stock based Compensation			5,211,897
Interest loans conversion	46,194	-	46,194
Non-controlling interest	(24,332)	(134,547)	(1,167,525)
Unrealized foreign exchange	-	-	(220,463)
Changes in operating assets and liabilities:
Accounts receivable	-	(25,000)	-
Prepaid expenses and sundry current assets	4,863	-	41,345
Deposit on machinery	-	-	370,400
Customer deposit	-	-	43,832
Accrued expenses and sundry current liabilities	111,474	(65,121)	(1,849,701)
Net cash provided by (used in) operating activities	$(39,432)	$(421,195)	$4,520,054

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	29,352
Acquisitions of property and equipment	-	-	(520,355)
Net cash used in investing activities	$-	$-	$(452,888)

Financing activities
Stock payable			(1,000,000)
Issuance of common stock	-	50,000	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	-	75,000	151,590
Proceeds (Repayment) of loans payable shareholders	42,110	294,500	(4,816,613)
Net cash provided by (used in) financing activities	$42,110	$419,500	$(4,190,613)
(Decrease) increase in cash	2,678	(1,695)	(123,447)

Cash-beginning of period	2,482	25,920	128,607
Cash-end of period	$5,160	$24,225	$5,160

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$-	$287,955
Non cash component of debt conversion	$465,536	$-

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2011.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2012 and 2011 the Company has incurred losses of $649,437 and $702,483 respectively. The Company has negative working capital of $2,073,852 and $1,926,569 at March 31, 2012 and 2011, respectively and a stockholders’ deficiency of $6,174,671at March 31, 2012 and a stockholders’ equity of $4,324,064 at March 31, 2011. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

	March 31	December 31,
	2012	2011
Testing equipment	$496,000	$496,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$520,355	$520,355

Less: accumulated depreciation	145,699	$127,349

Balance March 31, 2012	$374,656	$393,006

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	March 31, 2012	December 31, 2011
Accrued interest	$24,948	$19,746
Accrued operating expenses	1,090,611	1,072,155
	$1,115,559	$1,091,901

NOTE 6 – NOTE PAYABLE

On January 1, 2012, Capex Investments Limited elected to convert loans of $148,977 into 25,582,129 common shares of the Company. The price of the shares of the Company was computed to equal $0.0058 per common shares of the Company and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $45,448. The amount owed to Capex Investments Limited at March 31, 2012 is $0.

NOTE 7 – PAYABLE – STOCKHOLDERS

On January 1, 2012, DT Crystal elected to convert loans of $2,404 into 414,483 common shares of the Company. The price of the shares of the Company was computed to equal $0.0058 per common shares of the Company and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $746. The amount owed to DT Crystal at March 31, 2012 is $0.

During 2012, Asher Enterprises Inc converted loans aggregating $71,500 plus accrued interests of $2,700 into 33,131,205 common shares of the Company. The fair value of the shares ranged from $.0013 to .0041 per share and the market price ranged from 0048 to .025 per share which resulted in a debt conversion inducement expense of $272,463.

The amount owed to Asher Enterprises Inc. at March 31, 2012, after conversions is $71,500. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 61% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand. The Company believes that the effect of this beneficial conversion is immaterial to the Company financial statements.

In 2012, the Company received $42,110 in loans from stockholders. The amount owed to stockholders at March 31, 2012 is $500,081. These loans bear interest at 5.00% per annum and are payable on demand.

In 2012, the Company did not receive any loans from Hanscom K. Inc. The amount owed to Hanscom K. Inc. at March 31, 2012 is $39,600. These loans are non-interest bearing and are payable on demand.

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

On January 31, 2012 Black Mountain Equities, Inc. converted debenture of $15,000 into 5,178,763 shares of the Company. The fair value of the shares was equal to $0.0029 per share and the market price was $0.0048 per resulting in a debt conversion inducement expense of $9,858.

On March 22, 2012 Black Mountain Equities, Inc. converted debenture of $20,000 plus $2,500 of interests into 12,857,173 shares of the Company. The fair value of the shares was equal to $0.0017 per share and the market price was $0.016 per resulting in a debt conversion inducement expense of $183,215. The amount of the Black Mountain Equities, Inc. convertible debenture, Inc. at March 31, 2012 is $0.

Debt conversion inducement expense consist of:
Asher Enterprises	$272,463
DT Crystal	746
Capex Investments Limited	45,448
Black Mountain Equities, Inc.	193,073
Total	$511,730

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 281,493,213 were issued and outstanding as of March 31, 2012.

On January 3, 2012, we issued 3,382,323 shares of to Claude Pellerin, our secretary, in exchange for fees payable to him. The fair value of the shares was $0.0076 per share resulting in additional recorded compensation expense of $6,088.

On January 3, 2012, we issued 273,394 shares of to each Board of Director member, for a total of 1,913,758 shares, in exchange for fees payable to them. The fair value of the shares was $0.0076 per share resulting in additional recorded compensation gain of $48,455.

Compensation expense (gain)
Claude Pellerin	6,088
Board members	(48,455)
Total	(42,367)

NOTE 9 – STANDSTILL AGREEMENT

The other incomes were generated by fees received according to Standstill Agreements signed by the Company with Fuel Emulsions International Inc. (FEI). The Company signed a first Standstill Agreement that gave FEI the exclusivity to negotiate with potential investors and third party customers with respect to the sale of fuel emulsion technology and associated additives According to the Standstill Agreement, FEI had to pay two instalments of $50,000 (January 20 and February 10, 2012) to keep its negotiation exclusivity on the M-Fuel technology. After the expiration of the first Standstill Agreement on February 29, 2012, the Company signed a second Standstill Agreement that expired on March 31, 2012. According to the second Standstill Agreement, FEI had to pay two instalments of $50,000 (February 29 and March 15, 2012) to keep its negotiation exclusivity on the M-Fuel technology.

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2012, the Company received loans from stockholders in the amount of $42,110. These loans carry an interest of 5.00% and are payable on demand.

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended March 31, 2012 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three Month Period ended March 31, 2012

Overview

We posted net losses of $649,437 for the three month period ended March 31, 2012 as compared to net losses of $702,483 for the comparable period of 2011.

Development Stage Expenditures

Development stage expenditures for the three month period ended March 31, 2012, were $130,265 in salaries, $1,880 in travel, $5,772 in rent, $511,730 in debt conversion inducement expense and $26,115 in professional fees. This is compared to development stage expenditures for the three month period ended March 31, 2011, were $124,571 in salaries, $10,210 in travel, $3,700 in rent, $287,955 in debt conversion inducement expense and $20,538 in professional fees. The increase in total cost and expenses resulted from the debt conversion inducement expense.

Sales

For the three month period ended March 31, 2012 we had gross revenues of $200,000. This compared to gross revenues of $0 for the same period of 2010. The revenues were generated by fees paid according to a Standstill Agreement signed by the Company with Fuel Emulsions International Inc. (FEI), where FEI paid four instalments of $50,000 to keep its negotiation exclusivity on the M-Fuel technology. We are not generating revenues on sale of equipment due to the finalizing of the production prototype, quality control and testing done on sight under various environmental conditions.

Total Cost and Expenses

For the three month period ended March 31, 2012, we recognized Total Costs and Expenses of $849,437, an increase of 21% from the same period of 2011. The increase in total cost and expenses resulted from the debt conversion inducement expense.

Selling, General and Administration

For the three month period ended March 31, 2012, we recognized selling, general and administration expenses of $235,485, an increase of 35% from the same period last year. The increase resulted from the payment of fees to the Board of Directors members.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2012, we incurred a charge of $18,748. This compared to $15,341for the same period of the previous year. The increase is caused by higher interest rates on part of the debts.

Liquidity and Capital Resources

At March 31, 2012, we had $5,160 in cash, as opposed to $2,482 in cash at December 31, 2011. Total cash requirements for operations for the three month period ended March 31, 2012 was $39,432. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2012 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2012 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $180,160 as of March 31, 2012. This was a decrease of $2,185, or 1%, as compared to current assets of $182,345 as of December 31, 2011. The decrease was primarily attributable to expense of the Company’s prepaid expenses.

We had total assets of $554,816 as of March 31, 2012. This was a decrease of 20,535, or 3.6%, as compared to total assets of $575,351 as of December 31, 2011. The decrease was primarily attributable to depreciation on fixed assets of $18,350.

We had total current liabilities of $2,254,012 as of March 31, 2012. This was a decrease of $192,113, or 8%, as compared to current liabilities of $2,446,125 as of December 31, 2011. The net decrease was attributable to a decrease in Notes payable due to the conversion of loans into common stock.

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

ITEM 4.                 CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                 EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2012.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X