Form 10-Q
period 2012-06-30
ECOLOCAP SOLUTIONS INC.
filed 2012-08-20
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31165

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1250 S. Grove Avenue, Suite 308
Barrington, IL   60010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 309,482,057 shares of Common Stock, par value $0.001, outstanding as of August 20, 2012.

PART I: FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$1,154	$2,482
Deposit on machinery	175,000	175,000
Prepaid expenses and sundry current assets	-	4,863

TOTAL CURRENT ASSETS	176,154	182,345

INTANGIBLE ASSETS (note 2)	-	-

GOODWILL (note 2)	-	-

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED
DEPRECIATION	356,307	393,006

TOTAL ASSETS	$532,461	$575,351

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Customer deposits	$498,772	$498,772
Note payable (note 6)	-	148,977
Note payable-stockholders (note 7)	668,383	706,475
Derivative liabilities (note 8)	245,720	-
Accrued expenses and sundry current liabilities	1,212,624	1,091,901

TOTAL CURRENT LIABILITIES	$2,625,499	$2,446,125
STOCKHOLDERS’ DEFICIENCY
Common stock	$297,372	$199,033
500,000,000 shares authorized, par value $0.001, 297,370,946 and 199,033,379 Shares, respectively issued and outstanding
Additional paid in capital	34,817,674	33,937,610
Accumulated Deficit	(25,059,593)	(25,059,593)
Deficit accumulated during development stage	(16,545,004)	(15,447,631)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(6,489,551)	$(6,370,581)

Less Non-controlling interest	4,396,513	4,499,807

	(2,093,038)	(1,870,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$532,461	$575,351

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2012 and 2011 and
Three months ended June 30, 2012 and 2011
(unaudited)

	Six Months	Six Months	Three Months	Three Months	Beginning of development stage,
	ended	ended	ended	ended	January 1, 2007,
	June 30,	June 30,	June 30,	June 30,	through
	2012	2011	2012	2011	June 30, 2012
SALES	$-	$-	$-	$-	$469,840

Cost of sales	-	-	-	-	452,000

Gross Profit	-	-	-	-	17,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	525,807	484,518	290,322	309,576	3,701,152
Depreciation and amortization	36,699	133,868	18,349	66,714	884,205
Research and Development	147,500	431,408	40,000	287,408	1,207,778
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Impairment Loss Intangible Assets					5,499,842
Impairment Loss Goodwill					7,008,721
Compensation (gain) expense	(58,748)	44,239	(16,381)	31,559	141,658
Stock Based Compensation					5,211,897
Debt conversion inducement expense (note 7)	516,113	454,856	50,577	166,901	1,336,410
Compensation for services	-	-	-	-	258,000
Gain on derivative liabilities at market	(19,179)	-	(19,179)	-	(19,179)
Payments received under Standstill Agreement (note 10)	(200,000)	-	-	-	(200,000)
Interest	252,481	34,205	187,539	18,864	818,202
Foreign exchange loss (gain)	(6)	414	3	3	(163,424)
TOTAL COSTS AND EXPENSES	1,200,667	1,583,508	551,230	881,025	17,672,137

OTHER INCOME
Loss from continuing operations	(1,200,667)	(1,583,508)	(551,230)	(881,025)	(17,654,297)
Loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257
Net Loss	$(1,200,667)	$(1,583,508)	$(551,230)	$(881,025)	(17,791,491)
Attributable to :
Ecolocap Solutions Inc	$(1,097,373)	$(1,199,383)	$(472,268)	$(631,447)	(16,545,004)
Non-controlling interest	$(103,294)	$(384,125)	$(78,962)	$(249,578)	(1,246,487)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A
Average weighted Number of Shares	266,082,211	145,999,440	293,226,792	154,678,619	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	June 30	June 30	Beginning of development stage January 1, 2007, through
	2012	2011	June 2012
Net loss	$(1,097,373)	$(1,199,383)	$(16,545,004)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	36,699	133,868	884,206
Imputed interests of shareholders loans	12,547	7,265	35,511
Impairment Loss Intangible Assets			5,499,842
Impairment Loss Goodwill			7,008,721
Compensation expense (gain)	(58,748)	44,239	141,658
Debt conversion inducement expense	516,113	454,856	1,336,410
Issuance of stock for services			3,269,600
Stock based Compensation			5,211,897
Interests loans conversion	46,194	-	46,194
Gain on derivative liabilities at market	(19,179)	-	(19,179)
Interests expense on derivatives	174,151	-	174,151
Non-controlling interest	(103,294)	(384,125)	(1,246,487)
Unrealized foreign exchange	-	-	(220,463)

Changes in operating assets and liabilities:

Accounts receivable	-	(25,000)	-
Prepaid expenses and sundry current assets	4,863	(13,227)	41,345
Deposit on machinery	-	-	370,400
Customer deposit	-	299,371	43,832
Accrued expenses and sundry current liabilities	274,139	(251,729)	(1,687,036)
Net cash provided by (used in) operating activities	$(213,888)	$(933,865)	$4,345,598

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	29,352
Acquisitions of property and equipment	-	-	(520,355)
Net cash used in investing activities	$-	$-	$(452,888)

Financing activities

Stock payable			(1,000,000)
Issuance of common stock	-	50,000	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	-	(37,500)	151,590
Proceeds (Repayment) of loans payable shareholders	212,560	971,500	(4,646,163)
Net cash provided by (used in) financing activities	$212,560	$984,000	$(4,020,163)

(Decrease) increase in cash	(1,328)	50,135	(127,453)

Cash-beginning of period	2,482	25,920	128,607
Cash-end of period	$1,154	$76,055	$1,154

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$-	$454,856
Non cash component of debt conversion	$516,113	$-
Interest loans conversion	$46,194	$-

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2011.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

*      level l - quoted prices in active markets for Identical assets or liabilities
*      level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*      level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

DERIVATIVES LIABILITIES

The Company follows the requirements of guidance primarily codified within ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all derivative instruments on its balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense.

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

STOCK BASED COMPENSATION

The Company accounts for stock options and similar equity instruments issued in accordance with ASC 718. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

During the year ended December 31, 2011, we recorded an intangible assets impairment loss of $5,499,842. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. as our management has adjusted downward our Batteries and M-Fuel technologies because the two technologies have not been generated the forecasted income over the past year.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2012 the Company has incurred losses of $1,200,667. The Company has negative working capital of $2,449,345 at June 30, 2012 and a stockholders’ deficiency of $6,489,551 at June 30, 2012. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

	June 30	December 31,
	2012	2011
Testing equipment	$496,000	$496,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$520,355	$520,355

Less: accumulated depreciation	164,048	$127,349

Balance June 30, 2012	$356,307	$393,006

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	June 30, 2012	December 31, 2011
Accrued interest	$28,592	$19,746
Accrued compensation	144,452	88,751
Accounts payable	736,000	736,000
Other accrued operating expenses	303,580	247,404
	$1,212,624	$1,091,901

NOTE 6 – NOTE PAYABLE

On January 1, 2012, Capex Investments Limited elected to convert loans of $148,977 into 25,582,129 common shares of the Company. The price of the shares of the Company was computed to equal $0.0058 per common shares of the Company and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $45,448. The amount owed to Capex Investments Limited at June 30, 2012 is $0.

NOTE 7 – PAYABLE - STOCKHOLDERS

On January 1, 2012, DT Crystal elected to convert loans of $2,404 into 414,483 common shares of the Company. The price of the shares of the Company was computed to equal $0.0058 per common shares of the Company and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $746. The amount owed to DT Crystal at March 31, 2012 is $0.

During 2012, Asher Enterprises Inc converted loans aggregating $122,500 plus accrued interests of $5,300 into 45,679,017 common shares of the Company. The fair value of the shares ranged from $.0013 to .0041 per share and the market price ranged from 0048 to .025 per share which resulted in a debt conversion inducement expense of $323,040.

In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $112,500. The amount owed to Asher Enterprises Inc. at June 30, 2012, is shown net of the remaining debt discount of $90,748 resulting in a balance of $42,252. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 61% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received $101,952 in loans from stockholders. The amount owed to stockholders at June 30, 2012 is $559,923. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2012, the Company did not receive any loans from Hanscom K. Inc. The amount owed to Hanscom K. Inc. at June 30, 2012 is $37,708. These loans are non-interest bearing and are payable on demand.

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

On March 22, 2012 Black Mountain Equities, Inc. converted debenture of $20,000 plus $2,500 of interests into 12,857,173 shares of the Company. The fair value of the shares was equal to $0.0017 per share and the market price was $0.016 per resulting in a debt conversion inducement expense of $183,215. The amount of the Black Mountain Equities, Inc. convertible debenture, Inc. at June 30, 2012 is $0.

Debt conversion inducement expense consist of:
Asher Enterprises	$323,040
DT Crystal	746
Capex Investments Limited	45,448
Black Mountain Equities, Inc.	193,073
Total	$562,307

NOTE 8 – DERIVATIVE LIABILITIES

On December 8, 2011, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on September 5, 2012, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The Company requested $32,500 and received proceeds in the amount of $25,000 from the drawdown note on December 8, 2011. The conversion option was recorded as a discount on notes payable of $20,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 230.36%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $33,396 was recorded in 2012 related to this conversion option. Additional interest expense of $604 was accrued as of June 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

From April 2 to May 29, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $112,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $112,500 were valued using the Black- Scholes Method using a risk free rate of  2.00%, volatility rate of 230.36%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $140,755 was recorded in 2012 related to this conversion options. Additional interest expense of $1,589 was accrued as of June 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 297,370,946 were issued and outstanding as of June 30, 2012.

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

On April 20, 2012, we issued 475,703 shares of to each Board of Director member, for a total of 3,329,921 shares, in exchange for fees payable to them. The fair value of the shares was $0.0076 per share resulting in additional recorded compensation gain of $16,381.

Compensation expense (gain)
Claude Pellerin	6,088
Board members	(64,836)
Total	(58,748)

NOTE 10 – STANDSTILL AGREEMENT

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

NOTE 11 – RELATED PARTY TRANSACTIONS

In 2012, the Company received loans from stockholders in the amount of $101,952. These loans are non interest bearing but interested is being imputed at 5.00% and are payable on demand.

NOTE 12 – SUBSEQUENT EVENTS

On July 25, 2012, the Company entered into a Supply Agreement (the “Agreement”) with GFE Biofuels S.A., a Costa Rican corporation (“GFE”) wherein the Company agreed to sell and GFE agreed to purchase not less than the minimum nor more than the maximum quantities of equipment disclosed in “Appendix C”. The exclusive geographical area covered by the Agreement is Costa Rica, Nicaragua, and Panama. The non-exclusive area covered by the Agreement is the rest of the world. All purchases are subject successful testing of the products. The first unit of equipment will be delivered by us no later than November 15, 2012. The first purchase will be secured by an irrevocable letter of credit. As of the date hereof, we have not received an irrevocable letter of credit from GFE.

On July 27, 2012, the Company entered into a Sale and Purchase Agreement (“Sale and Purchase Agreement” with GFE Biofuels S.A., a Costa Rican corporation (“GFE”) wherein GFE agreed to purchase on NPU-60 unit; 1 container supply additive; and, pay for the delivery of the container. The total contract price is $593,500 and is subject to conditions precedent to be agreed upon in the future. Specifics relating to the time, date, and placement of payment of the contract price and the delivery of the equipment and container is not provided for in the Sale and Purchase Agreement.

During July 2012, Asher Enterprises Inc converted loans aggregating $20,500 plus accrued interests of $1,300 into 12,111,111 common shares of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB for the period ended June 30, 2012 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Six Month Period ended June 30, 2012

Overview

We posted net losses of $551,230 and $1,200,667 for the three and six month periods ended June 30, 2012 as compared to net losses of $881,025 and $1,583,508 for the comparable periods of 2011.

Development Stage Expenditures

Development stage expenditures for the six month period ended June 30, 2012, were $247,691 in salaries, $2,941 in travel, $11,544 in rent, $516,113 in debt conversion inducement expense and $58,019 in professional fees. This is compared to development stage expenditures for the six month period ended June 30, 2011, were $252,067 in salaries, $32,953 in travel, $11,100 in rent, $454,856 in debt conversion inducement expense and $67,719 in professional fees. The decrease in total cost and expenses resulted from the reduction of research and development expenses and the debt conversion inducement expense.

Sales

For the three and six month periods ended June 30, 2012 we had gross revenues of $0 and $200,000. This compared to gross revenues of $0 for the same periods of 2010. The revenues were generated by fees paid according to a Standstill Agreement signed by the Company with Fuel Emulsions International Inc. (FEI), where FEI paid four instalments of $50,000 to keep its negotiation exclusivity on the M-Fuel technology. We are not generating revenues on sale of equipment due to the finalizing of the production prototype, quality control and testing done on sight under various environmental conditions.

Total Cost and Expenses

For the three and six month periods ended June 30, 2012, we recognized Total Costs and Expenses of $551,230 and $1,200,667, a decrease of 37% and 24% from the same periods of 2011. The decrease in total cost and expenses for the three month period resulted from the reduction of research and development expenses and the debt conversion inducement expense. The decrease for the six month period resulted from the reduction of research and development expenses.

Selling, General and Administration

For the three and six month periods ended June 30, 2012, we recognized selling, general and administration expenses of $290,322 and $525,807, a decrease of 6%  from the three month period last year and an increase of 8.5% for the six month period in 2011. The decrease for the three month period resulted from the reduction of salary expenses. The increase for the six month period resulted from the payment of fees to the Board of Directors members.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2012, we incurred a charge of $187,539 and $252,481. This compared to $18,864 and $34,205 for the same period of the previous year. The increase is caused by the interest expense resulting from derivative liabilities.

Liquidity and Capital Resources

At June 30, 2012, we had $1,154 in cash, as opposed to $2,482 in cash at December 31, 2011. Total cash requirements for operations for the six month period ended June 30, 2012 was $213,888. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2012 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2012 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $176,154 as of June 30, 2012. This was a decrease of $6,191, or 3.4%, as compared to current assets of $182,345 as of December 31, 2011. The decrease was primarily attributable to prepaid expenses.

We had total assets of $532,461 as of June 30, 2012. This was a decrease of $42,890, or 7.4%, as compared to total assets of $575,351 as of December 31, 2011. The decrease was primarily attributable to the depreciation on fixed assets of $36,699.

We had total current liabilities of $2,625,499 as of June 30, 2012. This was an increase of $179,374, or 7.3%, as compared to current liabilities of $2,446,125 as of December 31, 2011. The net increase was attributable to derivative liabilities and accrued expenses and current liabilities.

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

ITEM 6.                EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1

10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of August, 2012.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12	`

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1

10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.