Form 10-Q/A
period 2012-06-30
ECOLOCAP SOLUTIONS INC.
filed 2012-09-11
CIK 1290506

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of EcoloCap Solutions Inc. for the period ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

During 2011, RCO Group Inc. converted loans aggregating $240,000 into 13,333,335 shares. The fair value of the shares ranged from $0.018 to $0.023 per share and the market price ranged from $0.023 to $0.024 per share resulting in a total debt conversion inducement expense of $73,445.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of September, 2012.

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