Form 10-Q
period 2012-09-30
ECOLOCAP SOLUTIONS INC.
filed 2012-11-19
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Issuer had 325,910,629 shares of Common Stock, par value $0.001, outstanding as of November 16, 2012.

PART I: FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$2,800	$2,482
Deposit on machinery	175,000	175,000
Prepaid expenses and sundry current assets	-	4,863

TOTAL CURRENT ASSETS	177,800	182,345

INTANGIBLE ASSETS (note 2)	-	-
GOODWILL (note 2)	-	-
PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	337,958	393,006
TOTAL ASSETS	$515,758	$575,351

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$498,772	$498,772
Note payable (note 6)	500,583	148,977
Note payable-stockholders (note 7)	750,444	706,475
Derivative liabilities (note 8)	469,216	-
Accrued expenses and sundry current liabilities	813,288	1,091,901

TOTAL CURRENT LIABILITIES	$3,032,303	$2,446,125

STOCKHOLDERS’ DEFICIENCY
Common stock 500,000,000 shares authorized, par value $0.001, 309,482,057 and 199,033,379 Shares, respectively issued and outstanding	$309,482	$199,033
Additional paid in capital	34,883,516	33,937,610
Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(16,935,964)	(15,447,631)

TOTAL STOCKHOLDERS’ DEFICIENCY	$(6,802,559)	$(6,370,581)

Less Non-controlling interest	4,286,014	4,499,807

	(2,516,545)	(1,870,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$515,758	$575,351

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2012 and 2011 and
Three months ended September 30, 2012 and 2011
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of development stage, January 1, 2007,
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

SALES	$-	$-	$-	$-	$469,840

Cost of sales	-	-	-	-	452,000

Gross Profit	-	-	-	-	17,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	755,737	720,051	229,930	235,533	3,931,082
Depreciation and amortization	55,048	201,113	18,349	67,245	902,554
Research and Development	217,500	509,160	70,000	77,752	1,277,778
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Impairment Loss Intangible Assets					5,499,842
Impairment Loss Goodwill					7,008,721
Compensation (gain) expense	(58,748)	44,239	-	-	141,658
Stock Based Compensation					5,211,897
Debt conversion inducement expense (note 7)	565,007	534,849	48,894	79,993	1,385,304
Compensation for services	-	-	-	-	258,000
Gain on derivative liabilities at market	(77,400)	-	(58,221)	-	(77,400)
Payments received under Standstill Agreement (note 10)	(200,000)	-	-	-	(200,000)
Interest	444,996	79,327	192,515	45,122	1,010,717
Foreign exchange loss (gain)	(14)	401	(8)	(13)	(163,432)

TOTAL COSTS AND EXPENSES	1,702,126	2,089,140	501,459	505,632	18,173,596

OTHER INCOME
Loss from continuing operations	(1,702,126)	(2,089,140)	(501,459)	(505,632)	(18,155,756)
Loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

Net Loss	$(1,702,126)	$(2,089,140)	$(501,459)	$(505,632)	(18,292,950)
Attributable to :

Ecolocap Solutions Inc	$(1,488,333)	$(1,574,549)	$(390,960)	$(375,166)	(16,935,964)

Non-controlling interest	$(213,793)	$(514,591)	$(110,499)	$(130,466)	(1,356,986)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	307,352,807	167,641,691	279,839,076	153,213,557	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	September 30	September 30	Beginning of development stage, January 1, 2007, through
	2012	2011	September 30, 2012

Net loss	$(1,488,333)	$(1,574,549)	$(16,935,964)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	55,048	201,113	902,554
Imputed interests of shareholders loans	19,806	11,642	42,770
Impairment Loss Intangible Assets			5,499,842
Impairment Loss Goodwill			7,008,721
Compensation expense (gain)	(58,748)	44,239	141,658
Debt conversion inducement expense	565,007	534,849	1,385,304
Issuance of stock for services			3,269,600
Stock based Compensation			5,211,897
Interests loans conversion	46,194	-	46,194
Gain on derivative liabilities at market	(77,400)	-	(77,400)
Interests expense on derivatives	338,672	-	338,672
Non-controlling interest	(213,793)	(514,591)	(1,356,986)
Unrealized foreign exchange	-	-	(220,463)

Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Prepaid expenses and sundry current assets	4,863	(9,045)	41,345
Deposit on machinery	-	-	370,400
Customer deposit	-	323,772	43,832
Accrued expenses and sundry current liabilities	(123,898)	16,545	(2,085,072)

Net cash provided by (used in) operating activities	$(932,582)	$(966,025)	$3,626,904

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	29,352
Acquisitions of property and equipment	-	-	(520,355)

Net cash used in investing activities	$-	$-	$(452,888)

Financing activities

Stock payable			(1,000,000)
Issuance of common stock	-	50,000	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	608,500	(12,090)	760,090
Proceeds (Repayment) of loans payable shareholders	324,400	905,275	(4,534,323)

Net cash provided by (used in) financing activities	$932,900	$943,185	(3,299,823)

Increase (decrease) in cash	318	(22,840)	(125,807)

Cash-beginning of period	2,482	25,920	128,607

Cash-end of period	$2,800	$3,080	$2,800

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$-	$534,849
Non cash component of debt conversion	$565,007	$-
Interest loans conversion	$46,194	$-

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2011.

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

NOTE 3--GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2012 the Company has incurred losses of $1,702,126. The Company has negative working capital of $2,854,503 at September 30, 2012 and a stockholders’ deficiency of $6,802,559 at September 30, 2012. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

	September 30	December 31,
	2012	2011

Testing equipment	$496,000	$496,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$520,355	$520,355
Less: accumulated depreciation	182,397	$127,349

Balance September 30, 2012	$337,958	$393,006

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	September 30, 2012	December 31, 2011

Accrued interest	$40,915	$19,746
Accrued compensation	173,810	88,751
Accounts payable	240,000	736,000
Other accrued operating expenses	358,563	247,404
	$813,288	$1,091,901

NOTE 6- NOTE PAYABLE

On January1, 2012, Capex Investments Limited elected to convert loans of $148,977 into 25,582,129 common shares of the Company. The price of the shares of the Company was computed to equal $0.0058 per common shares of the Company and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $45,448. The amount owed to Capex Investments Limited at September 30, 2012 is $0.

In 2012, the Company received loan from Tonaquint Inc. in the amount of $112,500. The amount owed to Tonaquint Inc. at September 30, 2012, is shown net of the remaining debt discount of $107,917 resulting in a balance of $4,583. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

On April 2, 2012, the Company signed an agreement with Plaus Company to convert an account payable into a note payable. The amount owed to Plaus Company at September 30, 2012 is $496,000. This note bears interest at 5% per annum and is payable on demand.

NOTE 7--PAYABLE – STOCKHOLDERS

On January1, 2012, DT Crystal elected to convert loans of $2,404 into 414,483 common shares of the Company. The price of the shares of the Company was computed to equal $0.0058 per common shares of the Company and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $746. The amount owed to DT Crystal at September 31, 2012 is $0.

During 2012, Asher Enterprises Inc converted loans aggregating $143,000 plus accrued interests of $6,600 into 57,790,127 common shares of the Company. The fair value of the shares ranged from $.0013 to .0041 per share and the market price ranged from 0048 to .025 per share which resulted in a debt conversion inducement expense of $371,934.

In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $177,500. The amount owed to Asher Enterprises Inc. at September 30, 2012, is shown net of the remaining debt discount of $100,027 resulting in a balance of $77,473. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 61% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received $148,791 in loans from stockholders. The amount owed to stockholders at September 30, 2012 is $606,763. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2012, the Company did not receive any loans from Hanscom K. Inc. The amount owed to Hanscom K. Inc. at September 30, 2012 is $37,708. These loans are non-interest bearing and are payable on demand.

During 2012, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at September 30, 2012 is $28,500. These loans are non-interest bearing and are payable on demand.

On January 31, 2012 Black Mountain Equities, Inc. converted debenture of $15,000 into 5,178,763 shares of the Company. The fair value of the shares was equal to $0.0029 per share and the market price was $0.0048 per resulting in a debt conversion inducement expense of $9,858.

On March 22, 2012 Black Mountain Equities, Inc. converted debenture of $20,000 plus $2,500 of interests into 12,857,173 shares of the Company. The fair value of the shares was equal to $0.0017 per share and the market price was $0.016 per resulting in a debt conversion inducement expense of $183,215. The amount of the Black Mountain Equities, Inc. convertible debenture, Inc. at September 30, 2012 is $0.

Debt conversion inducement expense consist of:
Asher Enterprises	$371,934
Black Mountain Equities, Inc.	193,073
Total	$565,007

NOTE 8 – DERIVATIVE LIABILITIES

On December 8, 2011, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on September 5, 2012, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The Company requested $32,500 and received proceeds in the amount of $25,000 from the drawdown note on December 8, 2011. The conversion option was recorded as a discount on notes payable of $20,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 230.36%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $33,396 was recorded in 2012 related to this conversion option. Additional interest expense of $604 was accrued as of September 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

From April 2 to May 29, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $177,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $177,500 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 228.63%,  and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $65,419 was recorded in 2012 related to this conversion options. Additional interest expense of $4,660 was accrued as of September 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

From September 20, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $112,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date.  The conversion options were recorded as a discount on notes payable of $112,500 were valued using the Black- Scholes Method using a risk free rate of  0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $38,797 was recorded in 2012 related to this conversion options. Additional interest expense of $275 was accrued as of September 30, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9--CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock (par value $0.001) of which 309,482,057 were issued and outstanding as of September 30, 2012.

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

NOTE 10 –STANDSTILL AGREEMENT

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

NOTE 11 -RELATED PARTY TRANSACTIONS

In 2012, the Company received loans from stockholders in the amount of $148,791. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

NOTE 12 – SUBSEQUENT EVENTS

During October 2012, Asher Enterprises Inc. converted loans aggregating $29,100 into 20,785,715 common shares of the Company.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Nine Month Period ended September 30, 2012

Overview

We posted net losses of $501,459 and $1,702,126 for the three and nine month periods ended September 30, 2012 as compared to net losses of $505,632 and $2,089,140 for the comparable periods of 2011.

Development Stage Expenditures

Development stage expenditures for the nine month period ended September 30, 2012, were $247,691 in salaries, $2,941 in travel, $11,544 in rent, $516,113 in debt conversion inducement expense and $58,019 in professional fees. This is compared to development stage expenditures for the nine month period ended September 30, 2011, were $385,531 in salaries, $70,066 in travel, $17,020 in rent, $534,849 in debt conversion inducement expense and $101,223 in professional fees. The decrease in total cost and expenses resulted from the reduction of research and development expenses and the depreciation and amortization expense.

Sales

For the three and nine month periods ended September 30, 2012 we had gross revenues of $0 and $200,000. This compared to gross revenues of $0 for the same periods of 2011. The revenues were generated by fees paid according to a Standstill Agreement signed by the Company with Fuel Emulsions International Inc. (FEI), where FEI paid four instalments of $50,000 to keep its negotiation exclusivity on the M-Fuel technology. We are not generating revenues on sale of equipment due to the finalizing of the production prototype, quality control and testing done on sight under various environmental conditions.

Total Cost and Expenses

For the three and nine month periods ended September 30, 2012, we recognized Total Costs and Expenses of $501,459 and $1,702,126, a decrease of 3% and 19% from the same periods of 2011. The decrease in total cost and expenses for the three month period resulted from the reduction of depreciation and amortization expense. The decrease for the nine month period resulted from the reduction of research and development expenses.

Selling, General and Administration

For the three and nine month periods ended September 30, 2012, we recognized selling, general and administration expenses of $229,930 and $755,737, a decrease of 6%  from the three month period last year and an increase of 8.5% for the nine month period in 2011. The decrease for the three month period resulted from the reduction of salary expenses. The decrease for the nine month period resulted from the reduction of salary and freight expenses.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2012, we incurred a charge of $192,515 and $444,996. This compared to $45,122 and $79,327 for the same periods of the previous year. The increase is caused by the interest expense resulting from derivative liabilities.

Liquidity and Capital Resources

At September 30, 2012, we had $2,800 in cash, as opposed to $2,482 in cash at December 31, 2011. Total cash requirements for operations for the nine month period ended September 30, 2012 was $932,582. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2012 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the fourth quarter of 2012 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $177,800 as of September 30, 2012. This was a decrease of $4,545, or 2.5%, as compared to current assets of $182,345 as of December 31, 2011. The decrease was primarily attributable to prepaid expenses.

We had total assets of $515,758 as of September 30, 2012. This was a decrease of $59,593, or 10.4%, as compared to total assets of $575,351 as of December 31, 2011. The decrease was primarily attributable to the depreciation on fixed assets of $55,048.

We had total current liabilities of $3,032,303 as of September 30, 2012. This was an increase of $586,178, or 23.96%, as compared to current liabilities of $2,446,125 as of December 31, 2011. The net increase was attributable to derivative liabilities and accrued expenses and current liabilities.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2012.

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