Form 10-Q/A
period 2011-06-30
ECOLOCAP SOLUTIONS INC.
filed 2012-11-29
CIK 1290506

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

REASON FOR AMENDMENT

The reason for filing the amended Form 10-Q is to correct a portion of Note 7 to the financial statements for the period ending June 30, 2011 to accurately reflect one transaction referred to therein.

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

In April and May 2011, the Company received loans from Innectron Co., LTD totaling $180,000.00.  The loans are evidenced by a single 8% Convertible Note Due June 1st, 2012 which was issued and dated June 1st, 2011.  The note accrues interest at the rate of 8% per annum and is convertible into shares of common stock of the Company.  The loans were advanced by RCO Group Ltd. for the benefit of Innectron Co., LTD.  RCO Group Ltd. was indebted to Innectron in an amount in excess of $180,000.00 and the loans advanced to the Company to partially extinguish RCO's debt to Innectron.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of November, 2012.

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