Form 10-K
period 2012-12-31
ECOLOCAP SOLUTIONS INC.
filed 2013-04-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number: 000-31165

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant  as specified in its charter)

NEVADA	36-4668489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 S. Grove Ave, Suite 308
Barrington, Illinois 60010
(Address of principal executiveoffices, including zip code)

866-479-7041
(Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2012: $1,177,071.

As of April 13, 2013, 601,885,902 shares of the registrant’s common stock were outstanding.

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

XL Generation was the holding company of a Swiss entity, XL Generation AG, which was the marketer of an artificial sport surface called “XL Turf.” We aspired to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Due to market and other conditions,our board of directors decided that it was in our best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf and all related business.

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

In 2012, Michael Siegel CEO and Jeung Kwak, Chairman have travelled to Ukraine to meet with the Ministry of Energy and Coal. They have presented the non-emulsified fuel product M-Fuel.

In 2012, we have sent samples to Great Britain and Ireland for testing in furnace applications.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Barrington IL on a month to month basis for $1,924 per month. The Company believes that its current office facilities will not be sufficient for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

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

2012	High	Low
December 31, 2012	$0.030	$0.004
September 30,2012	$0.030	$0.004
June 30, 2012	$0.033	$0.004
March 31, 2012	$0.045	$0.003

2011	High	Low
December 31, 2011	$0.022	$0.001
September 30,2011	$0.032	$0.020
June 30, 2011	$0.040	$0.021
March 31, 2011	$0.075	$0.030

Holders

As of March 31, 2013, we had forty-nine stockholders of record.

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

Equity Compensation Plan Information

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a

Equity compensation plans not approved by security holders	365,000	1.04	1,040,000

Total	365,000	1.04	1,040,000

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

As of December 31, 2012, 10,000,000 shares of common stock have been issued pursuant to this Offering, in compensation for services.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Twelve Month Period ended December 31, 2012

Overview

We posted net losses of $1,543,631 for the year ended December 31, 2012 as compared to net losses of $8,130,830 last year. The decrease in loss resulted mainly from impairment loss on Intangible Assets and Goodwill.

Development Stage Expenditures

During the year ended December 31, 2012, we recognized Development Stage Expenditures of $3,492,746, an increase of 89% from the year ended December 31, 2011. The increase is primarily attributable to interest on derivative liabilities.

Sales

For the year ended December 31, 2012, we had no sales as compared to no sales in 2011. Other revenues were generated by fees paid according to a Standstill Agreement signed by the Company with Fuel Emulsions International Inc. (FEI), where FEI paid four installments of $50,000 to keep its negotiation exclusivity on the M-Fuel technology.

Total Cost and Expenses

During the year ended December 31, 2012, we recognized Total Costs and Expenses of $1,543,631, a decrease of 81% from the year ended December 31, 2011. The decrease is attributable to the impairment of the Company’s goodwill and intangible assets as discussed in Note 2.

Selling, General and Administration

During the year ended December 31, 2012, we recognized selling, general and administrative expenses of $1,032,094, an increase of 17% from the year ended December 31, 2011.The increase resulted from the Board of Directors fees and higher consulting fees.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2012, we charged $845,398. This compared to $110,022 for last year.The increase is caused by the interest expense resulting from derivative liabilities.

Liquidity and Capital Resources

At December 31, 2012, we had $6,910 in cash, as opposed to $2,482 in cash at December 31, 2011. Total cash requirements for operations for the twelve month period ended December 31, 2012 was $1,400,706. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2013 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2013 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $6,910 as of December 31, 2012. This was a decrease of $175,435, or 96%, as compared to current assets of $182,345 as of December 31, 2011. The decrease was primarily attributable to a decrease in the Deposit on machinery.

We had total assets of $380,839 as of December 31, 2012. This was a decrease of 194,512, or 34%, as compared to total assets of $575,351 as of December 31, 2011. The decrease was primarily attributable to a decrease in the Deposit on machinery.

We had total current liabilities of $3,128,613 as of December 31, 2012. This was an increase of $682,488 or 28%, as compared to current assets of $2,446,125 as of December 31, 2011. The net increase was attributable to derivative liabilities.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We experienced losses during the fiscal year ending December 31, 2012. With respect to the audited year ending December 31, 2012, we incurred losses of $1,543,631 (compared with losses of $8,130,830 for the same period last year). We had negative working capital for the year ending December 31, 2012 of $3,121,703 (compared with $2,263,780 for the same period last year), and a stockholders’ deficiency of $6,981,489 as of December 31, 2012 (compared with a stockholders’ deficiency of $6,370,581 as of December 31, 2011). All of these developments raise substantial doubt about our ability to continue as a going concern. As a result of these losses and the losses incurred as of December 31, 2012, our auditors may issue an opinion in their audit report for the year ended December 31, 2012 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

Paritz & Company, P.A.
certified public accountants

15 Warren Street, Suite 25
Hackensack, New Jersey 07601
(201) 342-7753
Fax:(201) 342-7598
www.paritz.com

7REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Ecolocap Solutions, Inc.
Barrington, Illinois

We have audited the accompanying consolidated balance sheets of Ecolocap Solutions Inc. and Subsidiary (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (January 1, 2007) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Ecolocap Solutions Inc. and Subsidiary (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (January 1, 2007) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A

Paritz & Company, P.A.

Hackensack, New Jersey
April 1, 2013

Index to Financials

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31,

		2012	2011

ASSETS

CURRENT ASSETS
Cash		$6,910	$2,482
Deposit on machinery		-	175,000
Prepaid expenses and sundry current assets		-	4,863

TOTAL CURRENT ASSETS		6,910	182,345

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION		373,929	393,006

TOTAL ASSETS		$380,839	$575,351

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Customer deposits		175,000	498,772

Notes payable		551,549	148,977
Notes payable-stockholders		791,144	706,475
Derivative liabilities		723,437	-
Accrued expenses and sundry current liabilities		887,483	1,091,901

TOTAL CURRENT LIABILITIES		$3,128,613	$2,446,125

STOCKHOLDERS’ DEFICIENCY
Common stock	$
1,000,000,000 shares authorized, par value $0.001, 372,410,782 and 199,033,379 shares, respectively issued and outstanding		372,411	199,033
Additional paid in capital		34,430,863	33,937,610
Accumulated Deficit		(25,059,593)	(25,059,593)
Deficit accumulated during development period		(16,725,170)	(15,447,631)

TOTAL STOCKHOLDERS’ DEFICIENCY- Ecolocap Solutions, Inc.		$(6,981,489)	$(6,370,581)
Less Non-controlling interest		4,233,715	4,499,807
TOTAL STOCKHOLDERS’ DEFICIENCY		(2,747,774)	(1,870,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$380,839	$575,351

Index to Financials

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)
Stockholders’ Equity

		Common stock			Deficit
		Authorized			accumulated	Other
		500,000,000	Additional		during	Comprehensive
Stockholders		Shares, Par value	paid in	Accumulated	Development	Income		Non-controlling
Deficiency	Shares	$0.001	Capital	Deficit	Stage	(Loss)	Subtotal	interest	Total

January 1, 2007	34,578,268	$97,502	$13,329,355	$(25,059,593)	-	$220,463	(11,412,273)		$(11,412,273)
Proceeds from the issuance of Common stock	990,000	990	1,002,410	-		-	1,003,400		1,003,400
Stock options			1,372,897				1,372,897		1,372,897
Net Income		-	-		6,306,507		6,306,507		6,306,507
Other comprehensive Income						(220,463)	(220,463)		(220,463)

December 31, 2007	35,568,268	$98,492	$15,704,662	$(25,059,593)	6,306,507	$-	(2,949,932)		$(2,949,932)

Shares issued for settlement of services	4,500,000	4,500	3,834,500				3,839,000		3,839,000
Shares issued following exercise of stock options	25,000	25	225				250		250
Proceeds from the issuance of Common stock	250,000	250	74,750	-		-	75,000		75,000
Shares issued for settlement of a debt	3,470,471	3,470	3,133,830				3,137,300		3,137,300
Net Loss		-	-		(4,939,044)		(4,939,044)		(4,939,044)

December 31, 2008	43,813,739	$106,737	$22,747,967	$(25,059,593)	1,367,463	$-	(837,426)		$(837,426)

Shares issued following acquisition	54,000,000	54,000	7,118,000				7,172,000		7,172,000
Shares issued for services	1,650,000	1,650	266,350				268,000		268,000
Non-controlling interest pursuant to acquisition(see Note 2)								5,643,000	5,643,000
Proceeds from the issuance of Common stock	460,923	461	139,539						140,000
Net Loss		-	-		(907,051)		(907,051)	(68,806)	(975,857)

December 31, 2009	99,924,662	$162,848	$30,271,856	$(25,059,593)	460,412	$-	5,835,523	$5,574,194	11,409,717

Shares issued for services	825,000	825	91,675						92,500
Shares issued for settlement of a debt	15,399,276	8,398	1,211,188				92,500		1,219,586

Proceeds from the issuance of Common stock	4,362,154	4,362	213,638				218,000		218,000
Imputed interest on non-interest bearing stockholders loans			6,116				6,116		6,116
Net Loss					(8,390,200)			(461,400)	(8,851,600)

December 31, 2010	120,511,092	$120,511	$31,850,395	$(25,059,593)	(7,929,788)	$-	(1,018,475)	$5,112,794	4,094,319

Shares issued for services	9,456,414	9,457	204,622				214,079		214,079

Shares issued for settlement of a debt	67,407,978	67,407	1,799,245				1,866,652-		1,866,652

Proceeds from the issuance of Common stock	1,657,895	1,658	66,500				68,158		68,158
Imputed interest on non-interest bearing stockholders loans			16,848				16,848		16,848
Net Loss					(7,517,843)		(7,517,843)	(612,987)	(8,130,830)

December 31, 2011	199,033,379	$199,033	$33,937,610	$(25,059,593)	(15,447,631)	$-	(6,370,581)	$4,499,807	(1,870,774)

Shares issued for services	9,363,781	9,364	89,973				99,337		99,337
Shares issued for settlement of a debt	164,013,622	164,014	375,506				539,520		539,520
Proceeds from the issuance of Common stock
Imputed interest on non-interest bearing stockholders loans			27,774				27,774		27,774
Net Loss					(1,277,539)		(1,277,539)	(266,092)	(1,543,631)

December 31, 2012	372,410,782	$372,411	$34,430,863	$(25,059,593)	(16,725,170)	$-	(6,981,489)	$4,233,715	(2,747,774)

Index to Financials

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Beginning of
				development stage,
				January 1, 2007,
	December 31,	December 31,		through
	2012	2011		December 2012

SALES	$-	$-		$469,840

Cost of sales	-	-		452,000

Gross Profit	-	-		17,840

COSTS AND EXPENSES:	-	-		-

Selling, general and administrative	1,032,094	881,845		4,207,439
Depreciation and amortization	73,290	268,358		920,796
Research and development	300,000	582,355		1,360,278
Gain on settlement debts-foreign Subsidiary	-	-		(8,013,125)
Gain on sale of equipment	(209,214)			(209,214)
Impairment Loss Intangible Assets	-	2,422,495		5,499,842
Impairment Loss Goodwill	-	3,233,928		7,008,721
Compensation expense (gain)	(55,280)	78,999		145,126
Stock Based compensation	-	-		5,211,897
Debt conversion inducement expense	-	550,369		820,297
Compensation for services	-	-		258,000
Gain on derivatives liabilities at market	(242,646)			(242,646)
Payments received under Standstill Agreement	(200,000)	-		(200,000)
Interest	845,398	110,022		1,411,119
Foreign exchange loss (gain)	(11)	2,459		(163,429)

TOTAL COSTS AND EXPENSES	1,543,631	8,130,830		18,015,101

Net loss from continuing operations	$(1,543,631)	$(8,130,830)		$(17,997,261)
Net loss from discontinued operations	$-	$-		(185,451)

Gain on Sale of discontinued operations	-	-		48,257

Net loss	(1,543,631)	(8, 130,830)		(18,134,455)

Attributable to:

Ecolocap Solutions Inc.	$(1,277,539)	$(7,517,843)		$(16,725,170)
Non-controlling interest	$(266,092)	$(612,987)		$(1,409,285)

Loss Per Share
Continuing operations	$(0.01)	(0.05)		N/A
	$(0.01)	$(0.05)	$	N/A
Average weighted Number of Shares Outstanding	288,861,328	162,171,694		N/A

Index to Financials

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Beginning of
			development stage,
	December 31,	December 31,	January 1, 2007, through
	2012	2011	December 31, 2012

Total loss	$(1,543,631)	$(8,130,830)	$(18,134,455)
Adjustment to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	73,290	268,358	920,797
Imputed interest of shareholders loans	27,774	16,848	50,738
Impairment loss intangible assets	-	2,422,495	5,499,842
Impairment loss goodwill	-	3,233,928	7,008,721
Gain on sale of equipment	(209,214)		(209,214)
Compensation expense	(55,280)	78,999	145,126
Debt conversion inducement expense	-	550,369	820,297
Issuance of common stock for services	-	-	3,269,600
Stock based compensation	-	-	5,211,897
Interest loans conversion	46,194		46,194
Gain on derivatives liabilities at market	(242,646)		(242,646)
Interest expense on derivatives	685,517		685,517
Unrealized foreign exchange			(220,463)
Non cash adjustment
Changes in operating assets and liabilities
Prepaid expenses and sundry current assets	4,863	(4,863)	41,345
Deposit on machinery	175,000	-	545,400
Customer deposit	(323,772)	323,772	(279,940)
Accrued expenses and sundry current liabilities	(38,801)	64,876	(1,999,976)

Net cash provided by (used in) operating activities	$(1,400,706)	$(1,176,048)	$3,158,780

Investing activities
Disposition of property and equipment	330,000	-	359,352
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	(175,000)	-	(695,355)

Net cash used in investing activities	$155,000	$-	$(297,888)

Financing activities

Stock payable	-	-	(1,000,000)
Issuance of common stock	-	60,000	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	654,500	42,091	806,090
Proceeds of loans payable shareholder	595,634	1,050,519	(4,263,089)

Net cash provided by (used in) financing activities	$1,250,134	$1,152,610	$(2,982,589)

Increase (decrease) in cash	4,428	(23,438)	(121,697)

Cash- beginning of period	2,482	25,920	128,607

Cash - end of period	$6,910	$2,482	$6,910

Supplemental Disclosure of Cash Flow information
Non cash items:
Conversion of debt to Equity	-	550,369	820,297
Non cash component of debt conversion	-
Interest loans conversion	46,194

Index to Financials

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

Index to Financials

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary Micro Bubble Technologies Inc. (see Note 12 All significant inter-company accounts and transactions have been eliminated.

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

INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Index to Financials

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s business plan is to sell machinery used to prepare M-fuel. The machinery is manufactured for the Company by a third-party in Korea. Revenue is recognized at the time of shipment and when title changes hands to the buyer.

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

STOCK BASED COMPENSATION

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Index to Financials

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

Impairment:

At each reporting date, the Company assesses whether there is any indication that its intangible assets, or property, plant and equipment are impaired. If any such indication exists, the Group estimates the recoverable amount of the asset and the impairment loss if any. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. If an asset does not generate cash flows that are independent from those of other assets or groups of assets, recoverable amount is determined for the cash generating unit to which the asset belongs. The recoverable amount of an asset is the higher of its fair value less cost to sell and its value in use. Value in use is the present value of future cash flows from the asset or cash generating unit discounted at a rate that reflects market interest rates adjusted for risks specific to the asset or cash- generating unit that have not been reflected in the estimation of future cash flows. If the recoverable amount of an intangible or tangible asset is less than its carrying value, an impairment loss is recognised immediately in profit or loss and the carrying value of the asset reduced by the amount of the loss. A reversal of an impairment loss on intangible assets (excluding goodwill) or property, plant and equipment is recognised as it arises provided the increased carrying value does not exceed that which it would have been had no impairment loss been recognised. Impairment losses on goodwill are not reversed. During the year ended December 31, 2010, we incurred an intangible assets impairment loss of $3,077,793. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. as our management has adjusted downward our Customer Relationship agreements because the two agreements have been terminated over the past year. We incurred a goodwill impairment loss of $3,774,793. This impairment loss relates to our acquisition for MICRO BUBBLE TECHNOLOGIES INC. is in direct proportion of the adjustment of our Customer Relationship agreements.

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

Index to Financials

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $1,543,631 for the year ended December 31, 2012.The Company has negative working capital of $3,121,703 at December 31, 2012 and a stockholders’ deficiency of $6,981,489 at December 31, 2012. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

	December 31	December 31,
	2012	2011

Testing equipment	$493,000	$496,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$517,355	$520,355

Less: accumulated depreciation	143,426	$127,349

Balance December 31, 2012	$373,929	$393,006

Index to Financials

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2012	2011
Accrued interest	$59,180	$19,746
Accrued compensation	201,346	88,751
Accounts payable	268,500	736,000
Accrued operating expenses	358,457	247,404
	$887,483	$1,091,901

NOTE 6 – NOTE PAYABLE

In 2012, the Company received loan from Tonaquint Inc. in the amount of $112,500. The amount owed to Tonaquint Inc. at December 31, 2012, is shown net of the remaining debt discount of $69,584 resulting in a balance of $42,916. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

On April 2, 2012, the Company signed an agreement with Plaus Company to convert an account payable into a note payable. The amount owed to Plaus Company at December 31, 2012 is $496,000. This note bears interest at 5% per annum and is payable on demand.

In 2012, the Company received loan from AES Capital Corp. in the amount of $21,000. The amount owed to AES Capital Corp. at December 31, 2012, is shown net of the remaining debt discount of $15,867 resulting in a balance of $5,133. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loan from JMJ Financial in the amount of $25,000. The amount owed to JMJ Financial at December 31, 2012, is shown net of the remaining debt discount of $17,500 resulting in a balance of $7,500. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

NOTE 7 – PAYABLE – STOCKHOLDERS

On January1, 2012, DT Crystal elected to convert loans of $2,404 into 414,483 common shares of the Company. The calculated price of the shares of the Company was to $0.0058 per common shares ($2,404 divided by 414,483 shares) and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $746. The amount owed to DT Crystal at December 31, 2012 is $0.

During 2012, Asher Enterprises Inc converted loans aggregating $146,000 plus accrued interests of $8,500 into 57,790,127 common shares of the Company. The calculated value of the shares ranged from $.0013 to .0041 per share and the market price ranged from 0039 to .025 per share.

In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $205,000. The unpaid balance of the loan December 31, 2012, is shown net of the remaining debt discount of $91,311 resulting in a balance of $39,189. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 58% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

Index to Financials

In 2012, the Company received loans from AGS Capital Group LLC in the amount of $116,500. On November 15, 2012 AGS Capital Group LLC converted loans of $29,814 into 6,276,660 shares of the Company. The calculated value of the shares was equal to $0.0057 per share and the market price was $0.0017 per share.

On December 12, 2012 AGS Capital Group LLC converted loans of $23,540 into 7,000,000 shares of the Company. The calculated value of the shares was equal to $0.0034 per share and the market price was $0.0073 per share. The amount owed to AGS Capital Group LLC at December 31, 2012, is shown net of the remaining debt discount of $52,896 resulting in a balance of $10,250. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loans from Panache Capital LLC in the amount of $65,000. On December 5, 2012 Panache Capital LLC converted loans of $25,092 into 8,200,000 shares of the Company. The calculated value of the shares was equal to $0.0031 per share and the market price was $0.008 per share. The amount owed to Panache Capital LLC at December 31, 2012, is shown net of the remaining debt discount of $33,408 resulting in a balance of $6,500. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 7% per annum and is payable on demand.

In 2012, the Company received $215,488 in loans from stockholders. The amount owed to stockholders at December 31, 2012 is $673,459. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2012, the Company received net loans from Hanscom K. Inc. in the amount of $6,354. The amount owed to Hanscom K. Inc. at December 31, 2012 is $33,246. These loans are non-interest bearing and are payable on demand.

During 2012, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at December 31, 2012 is $28,500. These loans are non-interest bearing and are payable on demand.

On January 31, 2012 Black Mountain Equities, Inc. converted debenture of $15,000 into 5,178,763 shares of the Company. The fair value of the shares was equal to $0.0029 per share and the market price was $0.0048 per share.

On March 22, 2012 Black Mountain Equities, Inc. converted debenture of $20,000 plus $2,500 of interests into 12,857,173 shares of the Company. The fair value of the shares was equal to $0.0017 per share and the market price was $0.016 per resulting in a debt conversion inducement expense of $183,215. The amount of the Black Mountain Equities, Inc. convertible debenture, Inc. at December 31, 2012 is $0.

NOTE 8 – DERIVATIVE LIABILITIES

On December 8, 2011, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $32,500, at an interest rate of eight percent (8%) per annum. The drawdown note can be prepaid upon five days notice, is payable nine months following its issuance on September 5, 2012, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The Company requested $32,500 and received proceeds in the amount of $25,000 from the drawdown note on December 8, 2011. The conversion option was recorded as a discount on notes payable of $20,500 was valued using the Black- Scholes Method using a risk free rate of 2.00%, volatility rate of 230.36%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown note. Interest expense of $33,396 was recorded in 2012 related to this conversion option. Additional interest expense of $604 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

Index to Financials

From April 2 to May 29, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $177,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $177,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $65,419 was recorded in 2012 related to this conversion options. Additional interest expense of $7,263 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

On September 20, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $112,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $112,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $38,797 was recorded in 2012 related to this conversion options. Additional interest expense of $550 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

On October 11, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $25,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $25,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,951 was recorded in 2012 related to this conversion options. Additional interest expense of $450 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

On November 13, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $65,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $65,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $42,358 was recorded in 2012 related to this conversion options. Additional interest expense of $548 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

On December 4, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $102,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the

Index to Financials

ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $102,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $66,796 was recorded in 2012 related to this conversion options. Additional interest expense of $712 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,677 was recorded in 2012 related to this conversion options. Additional interest expense of $147 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

On December 17, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $21,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $21,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $13,685 was recorded in 2012 related to this conversion options. Additional interest expense of $51 was accrued as of December 31, 2012 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock (par value $0.001) of which 372,410,782 were issued and outstanding as of December 31, 2012.

On January 1, 2012, Capex Investments Limited elected to convert loans of $148,977 into 25,582,129 common shares of the Company. The calculated price of the shares of the Company was equal to $0.0058 per common share($148,977 divided by 25,582,129 shares) and the market price was equal to 0.0076 per common shares of the Company which results in an interest expense of $45,448. The amount owed to Capex Investments Limited at December 31, 2012 is $0.

On January 3, 2012, we issued 3,382,323 shares of to Claude Pellerin, our secretary, in exchange for fees payable to him January 3, 2012, we issued 273,394 shares of to each Board of Director member, for a total of 1,913,758 shares, in exchange for fees payable to them..On April 20, 2012, we issued 475,703 shares of to each Board of Director member, for a total of 3,329,921 shares, in exchange for fees payable to them..On November 6, 2012, we issued 737,779 shares of to Tri Vu Truong, a Board of Director member, in exchange for fees payable to him.

The calculated value of these shares differed from the market value of the shares by $55,280 in total and is included in compensation gain in the accompanying statement of operations.

Index to Financials

Compensation expense
Board members	64,836
Tri Vu Truong	(3,468)
Claude Pellerin	(6,088)

Total	55,280

NOTE 10 – INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax laws and rates.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31	December 31,
	2012	2011

Deferred tax asset- net operating losses	$8,585,927	$8,061,093
Statutory tax rate	35.0%	35.0%
Deferred tax assets	3,005,000	2,821,000
Valuation allowance	(3,005,000)	(2,821,000)
	$-	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized. If there is a change in ownership, the ability to fully utilize the tax losses may be limited.

NOTE 11 –STANDSTILL AGREEMENT

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

Index to Financials

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements. The rent expense charged to operations for the year ended December 31, 2012 and 2011 was $22,792 and $22,792, respectively.

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expires in May, 2013.

NOTE 14 – RELATED PARTY TRANSACTIONS

In 2012, the Company received loans from stockholders in the amount of $215,488. These loans carry an interest of 5.00% and are payable on demand.

NOTE 15 – SUBSEQUENT EVENTS

During the first quarter of 2013, Asher Enterprises Inc. converted loans aggregating $65,000 into 43,345,443 common shares of the Company.

During the first quarter of 2013, AGS Capital Group LLC converted loans aggregating $63,146 into 56,765,916 common shares of the Company.

During the first quarter of 2013, Panache Capital LLC converted loans aggregating $40,522 into 31,941,621 common shares of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2012, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

On January 10, 2012, we issued 3,512,195 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $14,400 in debt owed to Asher Enterprises in exchange for 3,512,195 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 24, 2012, we issued 2,777,778 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $10,000 in debt owed to Asher Enterprises Inc. in exchange for 2,777,778 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 31, 2012, we issued 5,178,763 numbers of shares to Black Mountain Equities, Inc in consideration of the conversion of $15,000 in debt owed to Black Mountain Equities, Inc in exchange for 5,178,763 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 1, 2012, we issued 4,285,714 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,000 in debt owed to Asher Enterprises in exchange for 4,285,714 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 13, 2012, we issued 5,900,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $11,800 in debt owed to Asher Enterprises in exchange for 5,900,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 27, 2012, we issued 4,347,826 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $10,000 in debt owed to Asher Enterprises in exchange for 5,900,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 22, 2012, we issued 8,076,923 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $10,500 in debt owed to Asher Enterprises in exchange for 8,076,923 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 22, 2012, we issued 12,857,173 numbers of shares to Black Mountain Equities, Inc in consideration of the conversion of $20,000 plus $2,500 of interests owed to Black Mountain Equities, Inc in exchange for 12,857,173 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 25, 2012, we issued 4,230,769 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $5,500 in debt owed to Asher Enterprises in exchange for 4,230,769 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 2, 2012, we issued 6,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $6,500 plus $1,300 of interests owed to Asher Enterprises in exchange for 6,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 13, 2012, we issued 1,363,636 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,000 in debt owed to Asher Enterprises in exchange for 1,363,636 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 16, 2012, we issued 1,494,253 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $13,000 in debt owed to Asher Enterprises in exchange for 1,494,253 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 18, 2012, we issued 1,023,256 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $7,500 plus $1,300 of interests owed to Asher Enterprises in exchange for 1,023,256 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On June 11, 2012, we issued 2,666,667 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,000 in debt owed to Asher Enterprises in exchange for 2,666,667 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On July 9, 2012, we issued 6,944,444 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,500 in debt owed to Asher Enterprises in exchange for 6,944,444 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On July 13, 2012, we issued 5,166,667 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $8,000 plus $1,300 of interests owed to Asher Enterprises in exchange for 5,166,667 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 10, 2012, we issued 10,714,287 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $15,000 in debt owed to Asher Enterprises in exchange for 10,714,287 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 15, 2012, we issued 4,714,286 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $6,600 in debt owed to Asher Enterprises in exchange for 4,714,286 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 30, 2012, the Company amended its articles of incorporation increasing its authorized shares of common stock from 500,000,000 shares of common stock, par value $0.001 per share, to 1,000,000,000 authorized shares of common stock, $0.001 per share.  A majority of the voting power of the Company approved the increase in compliance with Nevada State law, however, the Company failed to file a preliminary or definitive Schedule 14C Information Statement with the SEC as required by law.

On October 31, 2012, we issued 5,357,143 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $7,500 in debt owed to Asher Enterprises in exchange for 5,357,143 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On November 15, 2012, we issued 6,276,660 numbers of shares to AGS Capital Group LLC in consideration of the conversion of $29,614 in debt owed to Asher Enterprises in exchange for 6,276,660 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On November 19, 2012, we issued 8,928,571 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,500 in debt owed to Asher Enterprises in exchange for 8,928,571 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 5, 2012, we issued 3,391,304 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $5,900 plus $1,900 of interests owed to Asher Enterprises in exchange for 3,391,304 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 5, 2012, we issued 8,200,000 numbers of shares to Panache Capital LLC in consideration of the conversion of $25,092 in debt owed to Asher Enterprises in exchange for 8,200,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 10, 2012, we issued 2,608,696 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,000 in debt owed to Asher Enterprises in exchange for 2,608,696 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 12, 2012, we issued 7,000,000 numbers of shares to AGS Capital Group LLC in consideration of the conversion of $23,540 in debt owed to Asher Enterprises in exchange for 7,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 31, 2012, we issued 5,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $15,000 in debt owed to Asher Enterprises in exchange for 5,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	69	Chief Executive Officer
Jeung Kwak	66	Chairman, Director
Robert Egger, Jr.	41	Chief Operating Officer
Tri Vu Truong	65	Director
Albert Beerli	70	Director
Michel St-Pierre	50	Acting Chief Financial Officer

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

Compliance With Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2012 all such filing requirements applicable to our officers and directors were complied with, except for reports by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Known Failures to File a
		Reported	Required Form
Jeung Kwak	2	2009	Form 3
Michael Sigel	2	2010	Form 4
Robert Egger Jr.	1	2009	Form 3
Michel St-Pierre	4	2011	Form 4
________________	1	2010	Form 4

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

As of March 31, 2013 we had five directors. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Siegel, Kwak, Egger,Truong, and Beerli are not independent.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2012	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer	2011	120,000	0	0	0	0	0	0	0
and President

John Kwak, (3)	2012	120,000	0	0	0	0	0	0	120,000
Chairman and Director	2011	120,000	0	0	0	0	0	0	120,000

Robert Egger Jr. (4)	2012	120,000	0	0	0	0	0	0	120,000
Chief Operating Officer	2011	75,000	0	0	0	0	0	0	75,000

Tri Vu Truong (5)	2012	0	0	0	0	0	0	0	0
Chief Executive Officer	2011	0	0	0	0	0	0	0	0
and President, resigned

Claude Pellerin, (6)	2012	0	0	0	0	0	0	0	0
Director, President	2011	0	0	0	0	0	0	0	0
and CEO

Michel St-Pierre (7)	2012	20,000	0	0	0	0	0	0	20,000
CFO	2011	20,000	0	0	0	0	0	0	20,000

(1)
Prior to the acquisition of XL Generation AG, the Company’s fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Siegel has been appointed president and CEO on September 10, 2009.
(3)	Mr. Kwak has been appointed Chairman and director on June 16, 2009.
(4)	Mr. Egger has been appointed COO on September 10, 2009.
(5)	Mr. Truong has been appointed president and CEO on February 14, 2008. He resigned has President and CEO on September 10, 2009.
(6)	Mr. Pellerin was our president, CEO and a director from June 17, 2005 until August 19, 2005. He remains a director of our company. Mr. Pellerin resigned has Director in September 2012.
(7)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.

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

Other Executive Officers

During 2012, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Siegel	0	18,000	0	0	0	0	18,000

Mark Lawson	0	13,500	0	0	0	0	13,500

John Kwak	0	18,000	0	0	0	0	18,000

Robert Egger, Jr.	0	18,000	0	0	0	0	18,000

Claude Pellerin	0	13,500	0	0	0	0	13,500

Tri Vu Truong	0	18,000	0	0	0	0	18,000

Albert Beerli	0	18,000	0	0	0	0	18,000

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary  Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder’s ownership interest in the 372,410,782 shares of our common stock outstanding as of March 31, 2013.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	21,819,097	0	21,819,097	5.86%
Jeung Kwak (3)	27,349,097	0	27,349,097	7.34%
Robert Egger Jr. (4)	3,449,097	0	3,449,097	0.93%
Tri Vu Truong (5)	4,486,876	0	4,486,876	1.20%
Albert Beerli (6)	2,249,097	100,000	2,349,097	0.63%
Michel St-Pierre (7)	7,500,000	600,000	8,100,000	2.18%
All executive officers and directors as a group (6 persons)	66,853,264	700,000	67,553,264	18.14%

United Best Technology Limited (5)	3,500,000	0	3,500,000	0.09%
BNP Paribas Securities Corp (8)	30,432,152	0	30,432,152	8.19%
Capex Investment Limited (9)	25,582,129		25,582,129	6.87%
Cede & Co (10)	163,356,521	0	163,356,521	43.86%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 S. Grove Ave, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Director. Mr.Egger, is the Chief Operating Officer.
(5)	Director. Mr. Truong, is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Chief Financial Officer.
(8)	Owner of 5% or more of our common stock.
(9)	Owner of 5% or more of our common stock.
(10)	Owner of 5% or more of our common stock.

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

As of March 30, 2013, we had approximately seven directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 1,040,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

Outstanding Equity Awards at Fiscal Year End for Named Executives
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity				Market	Plan Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have	Have Not	Have Note
Name	Options(1)	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

Alexander Gilmour	125,000	0	0	1.05	09-06-2013	0	0	0	0
						0	0	0	0
Arthur Rawl	115,000	0	0	1.05	09-06-2013	0	0	0	0
						0	0	0	0
Claude Pellerin	100,000	0	0	1.05	09-06-2013	0	0	0	0
						0	0	0	0
Albert Beerli	100,000	0	0	1.05	09-06-2013	0	0	0	0

Michel St-Pierre	250,000	0	0	0.01	09-06-2016	0	0	0	0
	200,000	0	0	0.01	09-06-2016	0	0	0	0
	150,000	0	0	0.01	09-06-2016	0	0	0	0

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested	Market Value of shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned shares or Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned shares or Units or Other Rights That Have Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

Alexander Gilmour	125,000	0	0	1.05	09-06-2013	0	0	0	0
Arthur Rawl	115,000	0	0	1.05	09-06-2013	0	0	0	0
Claude Pellerin	100,000	0	0	1.05	09-06-2013	0	0	0	0
Albert Beerli	100,000	0	0	1.05	09-06-2013	0	0	0	0
Michel St-Pierre	250,000	0	0	0.01	09-06-2016	0	0	0	0
Michel St-Pierre	200,000	0	0	0.01	09-06-2016	0	0	0	0
Michel St-Pierre	150,000	0	0	0.01	09-06-2016	0	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2012, the Company received loans from stockholders in the amount of $215,488. These loans carry an interest of 5.00% and are payable on demand.

Law Firm of Pellerin Attorneys

In the fiscal year ended December 31, 2012, the law firm of Pellerin Attorneys (Montreal) received CAD $16,695 (approximately US $16,665) from our company for legal services rendered by Mr. Claude Pellerin S.N., one of our directors and corporate secretary.

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

2012	$20,228
2011	$12,625

(2)  Audit-Related Fees

The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2012	$0
2011	$0

(3)  Tax Fees

The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0
2011	$0

(4)  All Other Fees

The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0
2011	$0

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Standstill Agreement.	8-K	3//12	10.1

10.75	Second Standstill Agreement.	8-K	3//12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2013.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer,	April 15, 2013
Michael Siegel	Chief Financial Officer, and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	April 15, 2013
Jeung Kwak

____________________________________	Director	April ___, 2013
Tri Vu Truong

____________________________________	Director	April ___, 2013
Albert Beerli

ROBERT EGGER JR.	Director	April 15, 2013
Robert Egger Jr.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1

10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1

10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1

10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4

10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5

10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6

10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7

10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8

10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9

10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10

10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11

10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12

10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13

10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14

10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15

10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16

10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17

10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18

10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20

10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21

10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22

10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23

10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25

10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1

10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27

10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28

10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29

10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30

10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31

10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32

10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33

10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34

10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35

10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36

10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37

10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38

10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40

10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41

10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42

10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43

10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44

10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45

10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46

10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47

10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1

10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2

10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3

10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4

10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5

10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6

10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9

10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10

10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11

10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13

10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14

10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15

10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16

10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17

10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18

10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19

10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20

10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21

10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22

10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23

10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24

10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25

10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26

10.74	Standstill Agreement.	8-K	3//12	10.1

10.75	Second Standstill Agreement.	8-K	3//12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X