Form 10-Q
period 2013-03-31
ECOLOCAP SOLUTIONS INC.
filed 2013-05-20
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31165

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20-0909393
(I.R.S. Employer Identification Number)

1250 S. Grove Avenue, Suite 308
Barrington, IL   60010
(Address of principal executive offices, including Zip Code)

866-479-7041
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The Issuer had 708,743,766 shares of Common Stock, par value $0.001, outstanding as of May 15, 2013.

PART I: FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.
ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$458	$6,910

TOTAL CURRENT ASSETS	458	6,910

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	355,687	373,929

TOTAL ASSETS	$356,145	$380,839

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note payable	134,552	551,549
Note payable-stockholders	907,974	791,144
Derivative liabilities	898,403	723,437
Accrued expenses	940,326	887,483

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$3,056,255	$3,128,613

STOCKHOLDERS’ DEFICIENCY
Common stock 1,000,000,000 shares authorized, par value $0.001, 601,708,980 and 372,410,782 Shares, respectively issued and outstanding	$601,709	$372,411
Additional paid in capital	34,485,337	34,430,863
Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(16,896,605)	(16,725,170)

TOTAL STOCKHOLDERS’ DEFICIENCY-Ecolocap Solutions Inc.	$(6,869,152)	$(6,981,489)

Less Non-controlling interest	4,169,042	4,233,715

TOTAL STOCKHOLDERS’ DEFICIENCY	(2,700,110)	(2,747,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$356,145	$380,839

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2013 and 2012
(unaudited)

	Three Months ended	Three Months ended	Beginning of development stage, January 1, 2007, through
	March 31,	March 31,	March 31,
	2013	2012	2013

SALES	$-	$-	$469,840

Cost of sales			452,000

Gross Profit	-		17,840

COSTS AND EXPENSES:

Selling, general and administrative	181,586	235,485	4,389,025
Depreciation and amortization	18,242	18,350	939,038
Research and development	-	107,500	1,360,278
Gain on settlement of debts-foreign Subsidiary			(8,013,125)
Gain on sale of equipment			(209,214)
Impairment Loss Intangible Assets			5,499,842
Impairment Loss Goodwill			7,008,721
Compensation (gain) expense	-	(42,367)	145,126
Stock Based compensation	-	-	5,211,897
Debt conversion inducement expense	-	465,536	820,297
Compensation for services	-	-	258,000
Gain on derivatives at market	(644,260)		(886,906)
Payments received under Standstill Agreement	-	(200,000)	(200,000)
Interest	680,538	64,942	2,091,657
Foreign exchange loss (gain)	2	(9)	(163,427)

TOTAL COSTS AND EXPENSES	236,108	649,437	18,251,209

Net loss from continuing operations	(236,108)	(649,437)	(18,233,369)
Net loss from discontinued operations	-		(185,451)
Gain on Sale of discontinued operations	-		48,257

Net loss	$(236,108)	$(649,437)	$(18,370,563)

Attributable to :

Ecolocap Solutions Inc.	$(171,435)	$(625,105)	(16,896,605)

Non-controlling interest	$(64,673)	$(24,332)	(1,473,958)

Loss Per Share	$(0.00)	$(0.00)	N/A

Continuing operations	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	494,842,916	238,937,629	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31	March 31	Beginning of Development stage, January 1, 2007, through
	2013	2012	March 2013
Net loss	$(236,108)	$(649,437)	$(18,370,563)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,242	18,350	939,039
Imputed interests of shareholders loans	8,919	5,955	59,657
Impairment loss intangible assets			5,499,842
Impairment loss goodwill			7,008,721
Gain on sale of equipment			(209,214)
Compensation expense	-	(42,367)	145,126
Debt conversion inducement expense	-	465,536	820,297
Issuance of stock for services			3,269,600
Stock based compensation			5,211,897
Interests loans conversion	-	46,194	46,194
Gain on derivatives liabilities at market	(644,260)		(886,906)
Interest expense on derivatives	645,969	-	1,331,486
Unrealized foreign exchange	-	-	(220,463)

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	-	4,863	41,345
Deposit on machinery	-	-	545,400
Customer deposit	-	-	(279,940)
Accrued expenses and sundry current liabilities	57,425	111,474	(1,942,551)

Net cash provided by (used in) operating activities	$(149,813)	$(39,432)	$3,008,967

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	359,352
Acquisitions of property and equipment	-	-	(695,355)

Net cash used in investing activities	$-	$-	$(297,888)

Financing activities
Stock payable			(1,000,000)
Issuance of common stock	-	-	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	-	-	806,090
Proceeds (Repayment) of loans payable shareholder	143,361	42,110	(4,119,728)

Net cash provided by (used in) financing activities	$143,361	$42,110	$(2,839,228)

(Decrease) increase in cash	(6,452)	2,678	(128,149)

Cash-beginning of period	6,910	2,482	128,607

Cash-end of period	$458	$5,160	$458

Supplemental Disclosure of Cash Flow information
Non cash financing activities
Conversion of debt to Equity	$-	$-
Non cash component of debt conversion	$-	$465,536

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012.

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

CASH

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts

FAIR VALUE MEASUREMENTS

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2013 the Company has incurred losses of $236,108. The Company has negative working capital of $3,055,797 at March 31, 2013 and a stockholders’ deficiency of $6,869,152at March 31, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

	March 31	December 31,
	2013	2012
Testing equipment	$493,000	$493,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$517,355	$517,355

Less: accumulated depreciation	161,668	$143,426
Balance March 31, 2013	$355,687	$373,929

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2013	December 31, 2012
Accrued interest	$80,133	$59,180
Accrued compensation	233,589	201,346
Accounts payable	268,500	268,500
Accrued operating expenses	358,104	358,457
	$940,326	$887,483

NOTE 6 – NOTE PAYABLE

In 2012, the Company received loan from Tonaquint Inc. in the amount of $112,500. The amount owed to Tonaquint Inc. at March 31, 2013, is shown net of the remaining debt discount of $34,658 resulting in a balance of $67,842. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand. On March 20, 2013 Tonaquint Inc. converted loans of $10,000 into 11,111,111 shares of the Company. The calculated value of the shares was equal to $0.0009 per share and the market price was $0.002 per share.

On April 2, 2012, the Company signed an agreement with Plaus Company to convert an account payable into a convertible note payable. The amount owed to Plaus Company at March 31, 2013 is $496,000. This note bears interest at 5% per annum and is payable on demand. On January 24, 2013, Plaus Company assigned its convertible note payable to Redwood Managenment, LLC. The amount owed to Redwood Managenment, LLC at March 31, 2013, is shown net of the remaining debt discount of $374,756 resulting in a balance of $38,744. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand. During 2013, Redwood Managenment, LLC converted loans aggregating $82,500 into 71,693,120 shares of the Company. The calculated value of the shares ranged from $0.0018 to $0.0009 per share and the market price ranged from $0.0014to $0.002 per share.

In 2012, the Company received loan from AES Capital Corp. in the amount of $21,000. The amount owed to AES Capital Corp. at March 31, 2013, is shown net of the remaining debt discount of $8,867 resulting in a balance of $12,133. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loan from JMJ Financial in the amount of $25,000. The amount owed to JMJ Financial at March 31, 2013, is shown net of the remaining debt discount of $9,167 resulting in a balance of $15,833. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

NOTE 7 – PAYABLE – STOCKHOLDERS

During 2013, Asher Enterprises Inc converted loans aggregating $91,000 plus accrued interests of $4,100 into 72,228,050 common shares of the Company. The calculated value of the shares ranged from $0.001 to $0.0019 per share and the market price ranged from $0.007 to $0.0045 per share. In 2012, Asher Enterprises Inc converted loans aggregating $146,000 plus accrued interests of $8,500 into 57,790,127 common shares of the Company. The calculated value of the shares ranged from $0.0013 to $0.0041 per share and the market price ranged from $0.0039 to $0.025 per share.

During 2013, the Company received loans from Asher Enterprises Inc. in the amount of $60,000. In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $205,000. The unpaid balance of the loans March 31, 2013, is shown net of the remaining debt discount of $19,657 resulting in a balance of $79,843. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 58% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loans from AGS Capital Group LLC in the amount of $116,500. During 2013, AGS Capital Group LLC converted loans aggregating $63,146 plus $482 in interest into 56,765,916 shares of the Company. The calculated value of the shares ranged from $0.009 to $0.0016 per share and the market price ranged from $0.0025 to $0.0036 per share. On November 15, 2012 AGS Capital Group LLC converted loans of $53,314 into 13,276,660 shares of the Company. The calculated value of the shares was equal to $0.0057 per share and the market price was $0.0017 per share.

The amount owed to AGS Capital Group LLC at March 31, 2013, is $0.

In 2012, the Company received loans from Panache Capital LLC in the amount of $65,000. On January 8, 2013 Panache Capital LLC converted loans of $23,625 into 17,500,000 shares of the Company. The calculated value of the shares was equal to $0.0014 per share and the market price was $0.0037 per share. On December 5, 2012 Panache Capital LLC converted loans of $25,092 into 8,200,000 shares of the Company. The calculated value of the shares was equal to $0.0031 per share and the market price was $0.008 per share. The amount owed to Panache Capital LLC at March 31, 2013, is shown net of the remaining debt discount of $6,718 resulting in a balance of $9,565. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 7% per annum and is payable on demand.

In 2012, the Company received $85,527 in loans from stockholders. The amount owed to stockholders at March 31, 2013 is $758,986. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2012, the Company paid net loans to Hanscom K. Inc. in the amount of $2,164. The amount owed to Hanscom K. Inc. at March 31, 2013 is $31,080. These loans are non-interest bearing and are payable on demand.

During 2013, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at March 31, 2013 is $28,500. These loans are non-interest bearing and are payable on demand.

NOTE 8 – DERIVATIVE LIABILITIES

From April 2 to May 29, 2012, the Company issued a drawdown convertible promissory notes (“the drawdown notes”) to an investor, in the aggregate amount of $177,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $177,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $65,419 was recorded in 2012 related to this conversion options. Additional interest expense of $1,875 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On September 20, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $112,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $112,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $38,797 was recorded in 2012 related to this conversion options. Additional interest expense of $2,201 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On October 11, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $25,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $25,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,951 was recorded in 2012 related to this conversion options. Additional interest expense of $500 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On November 13, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $65,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $65,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $42,358 was recorded in 2012 related to this conversion options. Additional interest expense of $680 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,677 was recorded in 2012 related to this conversion options. Additional interest expense of $519 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 17, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $21,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $21,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $13,685 was recorded in 2012 related to this conversion options. Additional interest expense of $420 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $496,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest five trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $496,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $323,226 was recorded in 2012 related to this conversion options. Additional interest expense of $9,071 was accrued as of March 31, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock (par value $0.001) of which 601,708,980 were issued and outstanding as of March 31, 2013.

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2013, the Company received loans from stockholders in the amount of $85,527. These loans carry an interest of 5.00% and are payable on demand.

NOTE 11 – SUBSEQUENT EVENTS

During the second quarter of 2013, Asher Enterprises Inc. converted loans aggregating $12,000 plus $1,100 in interest into 15,783,133 common shares of the Company.

During the second quarter of 2013, Redwood Management, LLC converted loans aggregating $12,500 into 22,727,272 common shares of the Company.

During the second quarter of 2013, JMJ Financial converted loans aggregating $9,500 into 20,000,000 common shares of the Company.

During the second quarter of 2013, Tonaquint Inc. converted loans aggregating $21,350 into 30,024,381 common shares of the Company.

During the second quarter of 2013, Panache Capital LLC converted loans aggregating $9,990 into 18,500,000 common shares of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW’s machine per month.

Results of Operations

For the Three Month Period ended March 31, 2013

Overview

We posted net losses of $236,108 for the three month period ended March 31, 2013 as compared to net losses of $649,437 for the comparable period of 2012.

Development Stage Expenditures

Development stage expenditures for the three month period ended March 31, 2013, were $121,080 in salaries, $1,880 in travel, $6,003 in rent and $37,053 in professional fees. This is compared to development stage expenditures for the three month period ended March 31, 2012, were $130,265 in salaries, $1,880 in travel, $5,772 in rent, $511,730 in debt conversion inducement expense and $26,115 in professional fees. The decrease in total cost and expenses resulted from the debt conversion inducement expense.

Sales

For the three month period ended March 31, 2013 we had no gross revenues. This compared to gross revenues of $0 for the same period of 2012.

Total Cost and Expenses

For the three month period ended March 31, 2013, we recognized Total Costs and Expenses of $236,108, a decrease of 62% from the same period of 2012. The decrease in total cost and expenses resulted from the debt conversion inducement expense and research and development.

Selling, General and Administration

For the three month period ended March 31, 2013, we recognized selling, general and administration expenses of $181,586, a decrease of 23% from the same period last year. The decrease resulted from the professional fees and fees to the Board of Directors members.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2013, we incurred a charge of $680,538. This compared to $64,942for the same period of the previous year. The increase is caused by interest expense on derivatives liabilities.

Liquidity and Capital Resources

At March 31, 2013, we had $458 in cash, as opposed to $6,910 in cash at December 31, 2012. Total cash requirements for operations for the three month period ended March 31, 2013 was $149,813. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2013 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2013 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $458 as of March 31, 2013. This was a decrease of $6,452, or 93%, as compared to current assets of $6,910 as of December 31, 2012. The decrease was primarily attributable to operation expense of the Company.

We had total assets of $356,145 as of March 31, 2013. This was a decrease of 18,242, or 5.9%, as compared to total assets of $380,839 as of December 31, 2012. The decrease was primarily attributable to depreciation on fixed assets of $18,242.

We had total current liabilities of $3,056,255 as of March 31, 2013. This was a decrease of $72,359, or 2%, as compared to current liabilities of $3,128,614 as of December 31, 2012. The net decrease was attributable to a decrease in Notes payable due to the conversion of loans into common stock.

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

ITEM 4.            CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended March 31, 2012.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2013.

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