Form 10-Q
period 2013-06-30
ECOLOCAP SOLUTIONS INC.
filed 2013-08-19
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
The Issuer had 893,615,983 shares of Common Stock, par value $0.001, outstanding as of August 15, 2013.

PART I: FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$88	$6,910

TOTAL CURRENT ASSETS	88	6,910

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	337,963	373,929

TOTAL ASSETS	$338,051	$380,839

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note payable	194,755	551,549
Note payable-stockholders	957,598	791,144
Derivative liabilities	827,162	723,437
Accrued expenses	894,050	887,483

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$3,048,565	$3,128,613

STOCKHOLDERS’ DEFICIENCY
Common stock 1,000,000,000 shares authorized, par value $0.001, 893,615,983 and 372,410,782 Shares, respectively issued and outstanding,	$893,615	$372,411
Additional paid in capital	34,353,095	34,430,863
Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(17,000,930)	(16,725,170)

TOTAL STOCKHOLDERS’ DEFICIENCY	(6,813,813)	(6,981,489)

Less Non-controlling interest	4,103,299	4,233,715

TOTAL STOCKHOLDERS’ DEFICIENCY	(2,710,514)	(2,747,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$338,051	$380,839

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months	Six Months	Three Months	Three Months	Beginning of development
	ended	ended	ended	ended	stage, January 1,
	June 30,	June 30,	June 30,	June 30,	2007, through
	2013	2012	2013	2012	June 30, 2013

SALES	$-	$-	$-	$-	$469,840

Cost of sales	-	-	-	-	452,000

Gross Profit	-	-	-	-	17,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	366,658	525,807	185,072	290,322	4,574,097
Depreciation and amortization	35,966	36,699	17,724	18,349	956,762
Research and development	-	147,500	-	40,000	1,360,278
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Gain on sale of equipment					(209,214)
Impairment Loss Intangible Assets					5,499,842
Impairment Loss Goodwill					7,008,721
Compensation (gain) expense	(116,925)	(58,748)	(116,925)	(16,381)	28,201
Stock Based compensation					5,211,897
Debt conversion inducement expense (note 7)	-	516,113	-	50,577	820,297
Compensation for services	-	-	-	-	258,000
Gain on derivatives at market	(947,834)	(19,179)	(303,574)	(19,179)	(1,190,480)
Payments received under Standstill Agreement	-	(200,000)	-	-	(200,000)
Interest	1,068,307	252,481	387,769	187,539	2,479,426
Foreign exchange loss (gain)	4	(6)	2	3	(163,425)

TOTAL COSTS AND EXPENSES	406,176	1,200,667	170,068	551,230	18,421,277

Net loss from continuing operations	(406,176)	(1,200,667)	(170,068)	(551,230)	(18,403,437)
Net loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

Net loss	$(406,176)	$(1,200,667)	$(170,068)	$(551,230)	(18,540,631)

Attributable to :
Ecolocap Solutions Inc	$(275,760)	$(1,097,373)	$(104,325)	$(472,268)	(17,000,930)
Non-controlling interest	$(130,416)	$(103,294)	$(65,743)	$(78,962)	(1,539,701)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	623,357,486	266,082,211	751,852,057	293,226,792	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	June 30	June 30	Beginning of Development stage, January 1, 2007, through
	2013	2012	June 2013
Net loss	$(406,176)	$(1,200,667)	$(18,540,631)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	35,966	36,699	956,763
Imputed interest on shareholders loans	18,810	12,547	69,548
Impairment loss intangible assets			5,499,842
Impairment loss goodwill			7,008,721
Gain on sale of equipment			(209,214)
Compensation (gain) expense	(116,925)	(58,748)	28,201
Debt conversion inducement expense	-	516,113	820,297
Issuance of stock for services			3,269,600
Stock based compensation			5,211,897
Interests loans conversion	-	46,194	46,194
Gain on derivatives liabilities at market	(947,834)	(19,179)	(1,190,480)
Interest expense on derivatives	997,537	174,151	1,683,054
Non controlling interest	-	-	-
Unrealized foreign exchange	-	-	(220,463)

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	-	4,863	41,345
Deposit on machinery	-	-	545,400
Customer deposit	-	-	(279,940)
Accrued expenses and sundry current liabilities	146,059	274,139	(1,853,917)

Net cash provided by (used in) operating activities	$(272,563)	$(213,888)	$2,886,217

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	359,352
Acquisitions of property and equipment	-	-	(695,355)

Net cash used in investing activities	$-	$-	$(297,888)

Financing activities
Stock payable			(1,000,000)
Issuance of common stock	-	-	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	25,000	-	831,090
Proceeds (Repayment) of loans payable shareholder	240,741	212,560	(4,022,348)

Net cash provided by (used in) financing activities	$265,741	$212,560	$(2,716,848)

Decrease increase in cash	(6,822)	(1,328)	(128,519)

Cash-beginning of period	6,910	2,482	128,607

Cash-end of period	$88	$1,154	$88

Supplemental Disclosure of Cash Flow information
Non cash financing activities

Non cash component of debt conversion	$-	$516,113
Interest loans conversion	$-	$46,194

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2013 the Company has incurred losses of $406,176 The Company has negative working capital of $3,048,477 at June 30, 2013 and a stockholders’ deficiency of $6,813,813at June 30, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

	June 30	December 31,
	2013	2012
Testing equipment	$493,000	$493,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	517,355	517,355

Less: accumulated depreciation	179,392	143,426
Balance June 30, 2013	$337,963	$373,929

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and ccrued expenses consisted of the following at:

	June 30, 2013	December 31, 2012
Accrued interest	$101,694	$59,180
Accrued compensation	254,632	201,346
Accounts payable	240,000	268,500
Accrued operating expenses	297,724	358,457
	$894,050	$887,483

NOTE 6 – NOTE PAYABLE

During 2013, Tonaquint Inc converted loans aggregating $61,350 into 110,253,139 common shares of the Company. The calculated value of the shares ranged from $.0003 to .0009 per share and the market price ranged from 0007 to .0022 per share.

In 2012, the Company received loan from Tonaquint Inc. in the amount of $112,500. The amount owed to Tonaquint Inc. at June 30, 2013, is shown net of the remaining debt discount of $17,419 resulting in a balance of $33,731. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

During 2013, Redwood Management, LLC converted loans aggregating $115,948 into 136,091,845 common shares of the Company. The calculated value of the shares ranged from $.0003 to .0018 per share and the market price ranged from 0008 to .003 per share.

On April 2, 2012, the Company signed an agreement with Plaus Company to convert an account payable into a convertible note payable. The amount owed to Plaus Company at March 31, 2013 is $496,000. This note bears interest at 5% per annum and is payable on demand. On January 24, 2013, Plaus Company assigned its convertible note payable to Redwood Management, LLC. The amount owed to Redwood Management, LLC at June 30, 2013, is shown net of the remaining debt discount of $246,665 resulting in a balance of $133,387. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loan from AES Capital Corp. in the amount of $21,000. The amount owed to AES Capital Corp. at June 30, 2013, is shown net of the remaining debt discount of $1,789 resulting in a balance of $19,211. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loan from JMJ Financial in the amount of $25,000. The loan received in 2012 from JMJ Financial has all been converted into common shares of the Company.

During 2013, JMJ Financial converted loans aggregating $25,000 plus accrued interests of $3,310 into 79,000,000 common shares of the Company. The calculated value of the shares ranged from $.0002 to .0006 per share and the market price ranged from 0022 to .0007 per share.

In 2013, the Company received loan from JMJ Financial in the amount of $25,000. The amount owed to JMJ Financial at June 30, 2013, is shown net of the remaining debt discount of $16,574 resulting in a balance of $8,426. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

NOTE 7 – PAYABLE – STOCKHOLDERS

During 2013, Asher Enterprises Inc converted loans aggregating $103,000 plus accrued interests of $5,200 into 88,011,183 common shares of the Company. The calculated value of the shares ranged from $.0008 to $.0018 per share and the market price ranged from $.0007 to $ .0017 per share. In 2012, Asher Enterprises Inc converted loans aggregating $146,000 plus accrued interests of $8,500 into 57,790,127 common shares of the Company. The calculated value of the shares ranged from $.0013 to $.0041 per share and the market price ranged from $.0039 to $.025 per share.

During 2013, the Company received loans from Asher Enterprises Inc. in the amount of $87,500. In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $205,000. The unpaid balance of the loans June 30, 2013, is shown net of the remaining debt discount of $50,696 resulting in a balance of $64,304. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 58% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

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

The amount owed to AGS Capital Group LLC at June 30, 2013, is $0.

In 2012, the Company received loans from Panache Capital LLC in the amount of $65,000. During 2013, Panache Capital LLC converted loans of $33,615 into 36,000,000 shares of the Company. The calculated value of the shares ranged from $0.0005 to $0.0014 per share and the market price ranged from $0.0011 to $0.0037 per share. On December 5, 2012 Panache Capital LLC converted loans of $25,092 into 8,200,000 shares of the Company. The calculated value of the shares was equal to $0.0031 per share and the market price was $0.008 per share. The amount owed to Panache Capital LLC at June 30, 2013, is shown net of the remaining debt discount of $1,445 resulting in a balance of $4,848. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 7% per annum and is payable on demand.

In 2013, the Company received $155,407 in loans from stockholders. The amount owed to stockholders at June 30, 2013 is $828,866. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2013, the Company paid net loans to Hanscom K. Inc. in the amount of $2,164. The amount owed to Hanscom K. Inc. at June 30, 2013 is $31,080. These loans are non-interest bearing and are payable on demand.

During 2013, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at June 30, 2013 is $28,500. These loans are non-interest bearing and are payable on demand.

NOTE 8 – DERIVATIVE LIABILITIES

On September 20, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $112,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $112,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $38,797 was recorded in 2012 related to this conversion options. Additional interest expense of $3,720 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On November 13, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $65,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $65,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $42,358 was recorded in 2012 related to this conversion options. Additional interest expense of $872 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,677 was recorded in 2012 related to this conversion options. Additional interest expense of $1,075 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 17, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $21,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $21,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $13,685 was recorded in 2012 related to this conversion options. Additional interest expense of $845 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $496,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest five trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $496,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $323,226 was recorded in 2012 related to this conversion options. Additional interest expense of $16,839 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

In January and February, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $60,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $60,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 292.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $64,451was recorded in 2013 related to this conversion options. Additional interest expense of $1,213 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On May 10, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 264.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $25,709 was recorded in 2013 related to this conversion options. Additional interest expense of $342 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On June 4, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $25,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $25,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 264.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $29,673 was recorded in 2013 related to this conversion options. Additional interest expense of $144 was accrued as of June 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock (par value $0.001) of which 893,615,983 were issued and outstanding as of June 30, 2013.

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2013, the Company received loans from stockholders in the amount of $155,407. These loans carry an interest of 5.00% and are payable on demand.

NOTE 11 – SUBSEQUENT EVENTS

In July 2013, Asher Enterprises Inc. converted loans aggregating $19,900 into 96,345,511 common shares of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW’s machine per month.

Results of Operations

For the Six Month Period ended June 30, 2013

Overview

We posted net losses of $170,068 and $406,176 for the three and six month periods ended June 30, 2013 as compared to net losses of 551,230 and $1,200,667 for the comparable periods of 2012.

Development Stage Expenditures

Development stage expenditures for the six month period ended June 30, 2013, were $242,124 in salaries, $12,006 in rent and $56,555 in professional fees. This is compared to development stage expenditures for the six month period ended June 30, 2012, were $247,691 in salaries, $11,544 in rent, $516,113 in debt conversion inducement expense and $58,019 in professional fees. The decrease in total cost and expenses resulted from the selling and administration expense and research and development.

Sales

For the three and six month periods ended June 30, 2013, we had no gross revenues. This compared to gross revenues of $0 for the same periods of 2012.

Total Cost and Expenses

For the three and six month periods ended June 30, 2013, we recognized Total Costs and Expenses of $170,068 and $406,176, a decrease of 69% for the three month period from the same period of 2012 and a decrease of 66%for the six month period from the same period of 2012. The decrease in total cost and expenses resulted from the selling and administration expense and research and development.

Selling, General and Administration

For the three and six month periods ended June 30, 2012, we recognized selling, general and administration expenses of $185,072 and $366,658, a decrease of 36.3%  from the three month period last year and an increase of 30.3% for the six month period in 2012. The decrease resulted from the professional fees and fees to the Board of Directors members.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2013, we incurred a charge of $387,769 and $1,068,307. This compared to $187,539 and $252,481for the same period of the previous year. The increase is caused by interest expense on derivatives liabilities.

Liquidity and Capital Resources

At June 30, 2013, we had $88 in cash, as opposed to $6,910 in cash at December 31, 2012. Total cash requirements for operations for the six month period ended June 30, 2013 was $272,563. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2013 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2013 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $88 as of June 30, 2013. This was a decrease of $6,822, or 99%, as compared to current assets of $6,910 as of December 31, 2012. The decrease was primarily attributable to operation expense of the Company.

We had total assets of $338,051 as of June 30, 2013. This was a decrease of 42,788, or 11.2%, as compared to total assets of $380,839 as of December 31, 2012. The decrease was primarily attributable to depreciation on fixed assets of $35,966.

We had total current liabilities of $3,048,565 as of June 30, 2013. This was a decrease of $80,049, or 2.6%, as compared to current liabilities of $3,128,614 as of December 31, 2012. The net decrease was attributable to a decrease in Notes payable due to the conversion of loans into common stock.

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

Contractual Obligations

The Company is a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expired in May, 2013.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.           EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2
3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3
3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4
10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1
10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1
10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1
10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4
10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5
10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6
10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7
10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8
10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9
10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10
10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11
10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12
10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13
10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14
10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15
10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16
10.17	Exclusive Manufacturing License Agreement and Non- Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17
10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18
10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19
10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20
10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21
10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22
10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23
10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25
10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1
10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27
10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28
10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29
10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30
10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31
10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32
10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33
10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34
10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35
10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36
10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37
10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39
10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40
10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41
10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42
10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43
10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44
10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45
10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46
10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47
10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1
10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2
10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3
10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4
10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5
10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6
10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7
10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8
10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9
10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10
10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11
10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13
10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14
10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15
10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16
10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17
10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18
10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19
10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20
10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21
10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22
10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23
10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24
10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25
10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26
10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1
10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2
14.1	Code of Ethics.	10-KSB	3/31/08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1
99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2
99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3
99.4	Stock Option Plan.	10-KSB	3/31/08	99.4
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of August, 2013.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2
3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3
3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4
10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1
10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1
10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1
10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4
10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5
10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6
10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7
10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8
10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9
10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10
10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11
10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12
10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13
10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14
10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15
10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16
10.17	Exclusive Manufacturing License Agreement and Non- Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17
10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18
10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19
10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20
10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21
10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22
10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23
10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25
10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1
10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27
10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28
10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29
10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30
10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31
10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32
10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33
10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34
10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35
10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36
10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37
10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39
10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40
10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41
10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42
10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43
10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44
10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45
10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46
10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47
10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1
10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2
10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3
10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4
10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5
10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6
10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7
10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8
10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9
10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10
10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11
10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13
10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14
10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15
10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16
10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17
10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18
10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19
10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20
10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21
10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22
10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23
10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24
10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25
10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26
10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1
10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2
14.1	Code of Ethics.	10-KSB	3/31/08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1
99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2
99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3
99.4	Stock Option Plan.	10-KSB	3/31/08	99.4
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X