Form 10-Q
period 2013-09-30
ECOLOCAP SOLUTIONS INC.
filed 2013-11-14
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
The Issuer had 1,809,063,616 shares of Common Stock, par value $0.00001, outstanding as of November 14, 2013.

PART I: FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$33	$6,910

TOTAL CURRENT ASSETS	33	6,910

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	320,356	373,929

TOTAL ASSETS	$320,389	$380,839

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note payable	315,321	551,549
Note payable-stockholders	1,051,804	791,144
Derivative liabilities	649,680	723,437
Accrued expenses	959,475	887,483

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$3,151,280	$3,128,613

STOCKHOLDERS’ DEFICIENCY
Common stock 5,000,000,000 shares authorized, par value $0.00001, 1,243,026,767 and 372,410,782 Shares, respectively issued and outstanding,	$12,430	$3,724
Additional paid in capital	35,309,220	34,799,550
Accumulated Deficit	(25, 059,593)	(25,059,593)
Deficit accumulated during development stage	(17,133,246)	(16,725,170)

TOTAL STOCKHOLDERS’ DEFICIENCY	(6,871,189)	(6,981,489)

Less Non-controlling interest	4,040,298	4,233,715

TOTAL STOCKHOLDERS’ DEFICIENCY	(2,830,891)	(2,747,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$320,389	$380,839

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of development stage, January 1,
	ended	ended	ended	ended	2007, through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

SALES	$-	$-	$-	$-	$469,840

Cost of sales	-	-	-	-	452,000

Gross Profit	-	-	-	-	17,840

COSTS AND EXPENSES:

Selling, general and administrative	532,007	755,737	165,349	229,930	4,739,446
Depreciation and amortization	53,573	55,048	17,607	18,349	974,369
Research and development	-	217,500	-	70,000	1,360,278
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Gain on sale of equipment					(209,214)
Impairment Loss Intangible Assets					5,499,842
Impairment Loss Goodwill					7,008,721
Compensation (gain) expense	(116,925)	(58,748)	-	-	28,201
Stock Based compensation					5,211,897
Debt conversion inducement expense (note 7)	-	565,007	-	48,894	820,297
Compensation for services	-	-	-	-	258,000
Gain on derivatives at market	(1,180,493)	(77,400)	(232,659)	(58,221)	(1,423,139)
Payments received under Standstill Agreement	-	(200,000)	-	-	(200,000)
Interest	1,313,328	444,996	245,021	192,515	2,724,447
Foreign exchange loss (gain)	2	(14)	(2)	(8)	(163,427)

TOTAL COSTS AND EXPENSES	601,492	1,702,126	195,316	501,459	18,616,593

Net loss from continuing operations	(601,492)	(1,702,126)	(195,316)	(501,459)	(18,598,753)
Net loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

Net loss	$(601,492)	$(1,702,126)	$(195,316)	$(551,230)	(18,735,947)

Attributable to :
Ecolocap Solutions Inc	$(408,075)	$(1,488,333)	$(132,315)	$(390,960)	(17,133,245)
Non-controlling interest	$(193,417)	$(213,793)	$(63,001)	$(110,499)	(1,602,702)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Average weighted Number of Shares	801,966,609	307,352,807	1,003,543,744	279,839,076	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	September 30	September 30	Beginning of Development stage, January 1, 2007, through September 30
	2013	2012	2013
Net loss	$(601,492)	$(1,702,126)	$(18,735,947)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	53,573	55,048	974,370
Imputed interest on shareholders loans	29,700	19,806	80,438
Impairment loss intangible assets			5,499,842
Impairment loss goodwill			7,008,721
Gain on sale of equipment			(209,214)
Compensation (gain) expense	(116,925)	(58,748)	28,201
Debt conversion inducement expense	-	565,007	820,297
Issuance of stock for services			3,269,600
Stock based compensation			5,211,897
Interests loans conversion	-	46,194	46,194
Gain on derivatives liabilities at market	(1,180,493)	(77,400)	(1,423,139)
Interest expense on derivatives	1,212,935	338,672	1,898,452
Non controlling interest	-	-	-
Unrealized foreign exchange	-	-	(220,463)

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	-	4,863	41,345
Deposit on machinery	-	-	545,400
Customer deposit	-	-	(279,940)
Accrued expenses and sundry current liabilities	212,584	(123,898)	(1,787,392)

Net cash provided by (used in) operating activities	$(390,118)	$(932,582)	$2,768,662

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	359,352
Acquisitions of property and equipment	-	-	(695,355)

Net cash used in investing activities	$-	$-	$(297,888)

Financing activities
Stock payable			(1,000,000)
Issuance of common stock	-	-	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	25,000	608,500	831,090
Proceeds (Repayment) of loans payable shareholder	358,241	324,400	(3,904,848)

Net cash provided by (used in) financing activities	$383,241	$932,900	$(2,599,348)

Decrease increase in cash	(6,877)	318	(128,574)

Cash-beginning of period	6,910	2,482	128,607

Cash-end of period	$33	$2,800	$33

Supplemental Disclosure of Cash Flow information
Non cash financing activities

Conversion of debt to Equity	$-	$-	820,297
Conversion of current liabilities to common stock	$140,592	$-	140,592
Conversion of notes payable to common stock	$229,648	$-	229,648
Debt discount in notes payable	$31,580	$-	31,580
Conversion of notes payable stockholders to common stock	$235,361	$-	235,361
Debt discount in notes payable stockholders	$(137,779)	$-	(137,779)
Interest loans conversion	$-	$46,194	46,194

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012 filed with form 10 K.

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

LONG-LIVED ASSETS

Long-lived assets, including fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value.  The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management.  In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation.  If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

PROPERTY AND EQUIPMENT AND DEPRECIATION POLICY

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line basis over the estimated useful life of the asset ranging from 3 to 7 years.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2013 the Company has incurred losses of $601,492. The Company has negative working capital of $2,853,641 at September 30, 2013 and a stockholders’ deficiency of $6,893,939 at September 30, 2013. In addition, the Company has not generated any revenue since re-entering the development stage. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY & OFFICE EQUIPMENT

	September 30	December 31,
	2013	2012
Testing equipment	$493,000	$493,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	517,355	517,355

Less: accumulated depreciation	196,999	143,426
Balance September 30, 2013	$320,356	$373,929

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2013	December 31, 2012
Accrued interest	$119,088	$59,180
Accrued compensation	285,747	201,346
Accounts payable	240,000	268,500
Accrued operating expenses	314,640	358,457
	$959,475	$887,483

NOTE 6 – NOTE PAYABLE

During 2013, Tonaquint Inc converted loans aggregating $84,100 into 186,086,472 common shares of the Company. The calculated value of the shares ranged from $.0003 to .0009 per share and the market price ranged from 0007 to .0022 per share.

In 2012, the Company received loan from Tonaquint Inc. in the amount of $112,500. The amount owed to Tonaquint Inc. at September 30, 2013, is shown net of the remaining debt discount of $7,742 resulting in a balance of $20,658. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

During 2013, Redwood Management, LLC converted loans aggregating $120,548 into 182,091,845 common shares of the Company. The calculated value of the shares ranged from $0.0001 to 0.0018 per share and the market price ranged from 0.0008 to 0.003 per share.

On April 2, 2012, the Company signed an agreement with Plaus Company to convert an account payable into a convertible note payable. The amount owed to Plaus Company at March 31, 2013 is $496,000. This note bears interest at 5% per annum and is payable on demand. On January 24, 2013, Plaus Company assigned its convertible note payable to Redwood Management, LLC. The amount owed to Redwood Management, LLC at September 30, 2013, is shown net of the remaining debt discount of $118,734 resulting in a balance of $256,718. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

In 2012, the Company received loan from AES Capital Corp. in the amount of $21,000. The amount owed to AES Capital Corp. at September 30, 2013, is shown net of the remaining debt discount of $0 resulting in a balance of $21,000. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

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

In 2013, the Company received loan from JMJ Financial in the amount of $25,000. The amount owed to JMJ Financial at September 30, 2013, is shown net of the remaining debt discount of $8,055 resulting in a balance of $16,945. The loan is convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 60% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

NOTE 7 – PAYABLE – STOCKHOLDERS

During 2013, Asher Enterprises Inc converted loans aggregating $138,600 plus accrued interests of $6,300 into 315,588,636 common shares of the Company. The calculated value of the shares ranged from $.0008 to $.0018 per share and the market price ranged from $.0001 to $ .0017 per share. In 2012, Asher Enterprises Inc converted loans aggregating $146,000 plus accrued interests of $8,500 into 57,790,127 common shares of the Company. The calculated value of the shares ranged from $.0013 to $.0041 per share and the market price ranged from $.0039 to $.025 per share.

During 2013, the Company received loans from Asher Enterprises Inc. in the amount of $117,500. In 2012, the Company received loans from Asher Enterprises Inc. in the amount of $205,000. The unpaid balance of the loans September 30, 2013, is shown net of the remaining debt discount of $39,836 resulting in a balance of $67,065. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 58% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 8% per annum and is payable on demand.

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

The amount owed to AGS Capital Group LLC at September 30, 2013, is $0.

In 2012, the Company received loans from Panache Capital LLC in the amount of $65,000. During 2013, Panache Capital LLC converted loans of $33,615 into 36,000,000 shares of the Company. The calculated value of the shares ranged from $0.0005 to $0.0014 per share and the market price ranged from $0.0011 to $0.0037 per share. On December 5, 2012 Panache Capital LLC converted loans of $25,092 into 8,200,000 shares of the Company. The calculated value of the shares was equal to $0.0031 per share and the market price was $0.008 per share. The amount owed to Panache Capital LLC at September 30, 2013, is shown net of the remaining debt discount of $0 resulting in a balance of $6,293. The loans are convertible, over a one year period, into restricted common shares at a fixed price. The price of the shares is equal to 50% of the market price of the shares at the date of the execution of the conversion. This loan bears interest at 7% per annum and is payable on demand.

In 2013, the Company received $245,407 in loans from stockholders. The amount owed to stockholders at September 30, 2013 is $918,866. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2013, the Company paid net loans to Hanscom K. Inc. in the amount of $2,164. The amount owed to Hanscom K. Inc. at September 30, 2013 is $31,080. These loans are non-interest bearing and are payable on demand.

During 2013, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at September 30, 2013 is $28,500. These loans are non-interest bearing and are payable on demand.

NOTE 8 – DERIVATIVE LIABILITIES

On September 20, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $112,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $112,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $38,797 was recorded in 2012 related to this conversion options. Additional interest expense of $4,639 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On November 13, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $65,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $65,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $42,358 was recorded in 2012 related to this conversion options. Additional interest expense of $1,001 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,677 was recorded in 2012 related to this conversion options. Additional interest expense of $1,075 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 17, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $21,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $21,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $13,685 was recorded in 2012 related to this conversion options. Additional interest expense of $1,274 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On December 7, 2012, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $496,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 50% of the average of the lowest five trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $496,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 228.63%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $323,226 was recorded in 2012 related to this conversion options. Additional interest expense of $24,515 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

In January and February, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $60,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $60,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 292.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $64,451was recorded in 2013 related to this conversion options. Additional interest expense of $2,421 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On May 10, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 264.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $25,709 was recorded in 2013 related to this conversion options. Additional interest expense of $898 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On June 4, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $25,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 60% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $25,000 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 264.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $29,673 was recorded in 2013 related to this conversion options. Additional interest expense of $673 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

On August 29, 2013, the Company issued a drawdown convertible promissory note (“the drawdown notes”) to an investor, in the aggregate amount of $27,500, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice, is payable nine months following its issuance, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 58% of the average of the lowest three trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day period to the conversion date. The conversion options were recorded as a discount on notes payable of $27,500 were valued using the Black- Scholes Method using a risk free rate of 0.14%, volatility rate of 264.00%, and a forfeiture rate of 0%.and expensed over the nine months life of the of the drawdown notes. Interest expense of $27,677 was recorded in 2013 related to this conversion options. Additional interest expense of $202 was recorded as of September 30, 2013 related to the eight percent (8%) per annum payable under the drawdown note.

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock (par value $0.00001) of which 1,243,026,767 were issued and outstanding as of September 30, 2013.

During 2013, Tonaquint Inc converted loans aggregating $84,100 into 186,086,472 common shares of the Company (Note 6).

During 2013, Redwood Management, LLC converted loans aggregating $120,548 into 182,091,845 common shares of the Company (Note 6.

During 2013, JMJ Financial converted loans aggregating $25,000 plus accrued interests of $3,310 into 79,000,000 common shares of the Company (Note 6).

During 2013, Asher Enterprises Inc converted loans aggregating $138,600 plus accrued interests of $6,300 into 315,588,636 common shares of the Company (Note 7).

During 2013, AGS Capital Group LLC converted loans aggregating $63,146 plus $482 in interest into 56,765,916 shares of the Company (Note 7).

During 2013, Panache Capital LLC converted loans of $33,615 into 36,000,000 shares of the Company (Note 7).

NOTE 10 – INCOME TAXES

We account for income taxes using the asset and liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of September 30, 2013, we carried a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We will maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

NOTE 11 – RELATED PARTY TRANSACTIONS

In 2013, the Company received loans from stockholders in the amount of $245,407. These loans carry an interest of 5.00% and are payable on demand.

For the three and nine month periods ended September 30, 2013, interest paid to related party totaled 2,238 and $8,271.

NOTE 12 – SUBSEQUENT EVENTS

In October 2013, Asher Enterprises Inc. converted loans aggregating $8,200 into 136,666,666 common shares of the Company.

In October 2013, Tonaquint Inc. converted loans aggregating $14,246 into 178,100,000 common shares of the Company.

In October 2013, AES Capital Corp. converted loans aggregating $6,650 into 133,000,000 common shares of the Company.

In October 2013, AGS Capital Group LLC converted loans aggregating $3,454 into 69,070,183 common shares of the Company.

In October 2013, Redwood Management, LLC converted loans aggregating $2,460 into 49,200,000 common shares of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW’s machine per month.

Results of Operations

For the Nine Month Period ended September 30, 2013

Overview

We incurred net losses of $195,316 and $601,492 for the three and nine month periods ended September 30, 2013 as compared to net losses of $501,459 and $1,702,126 for the comparable periods of 2012.

Development Stage Expenditures

Development stage expenditures for the nine month period ended September 30, 2013, were $363,238 in salaries, $18,009 in rent and $70,576 in professional fees. This is compared to development stage expenditures for the nine month period ended September 30, 2012, were $247,691 in salaries, $2,941 in travel, $11,544 in rent, $516,113 in debt conversion inducement expense and $58,019 in professional fees. The decrease in total cost and expenses resulted from the selling and administration expense and research and development.

Sales

For the three and nine month periods ended September 30, 2013, we had no gross revenues. This compared to gross revenues of $0 for the same periods of 2012.

Total Cost and Expenses

For the three and nine month periods ended September 30, 2013, we incurred Total Costs and Expenses of $195,316 and $601,492, a decrease of 61% for the three month period from the three month period of 2012 and a decrease of 65%for the nine month period from the same period of 2012. The decrease in total cost and expenses resulted from the selling and administration expense and research and development.

Selling, General and Administration

For the three and nine month periods ended September 30, 2013, we incurred selling, general and administration expenses of $165,349 and $532,007, a decrease of 28%  from the three month period last year and a decrease of 29.6% for the nine month period in 2012. The decrease resulted from the professional fees and fees to the Board of Directors members.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2013, we incurred a charge of $245,201 and $1,313,328. This compared to $192,515 and $444,996 for the same period of the previous year. The increase was caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Gain on derivatives liabilities at market

For the three and nine month periods ended September 30, 2013, we incurred gain on derivatives liabilities at market of $232,659 and $1,180,493, an increase of 75% for the three month period from the three month period of 2012 and an increase of 93%for the nine month period from the same period of 2012. The increase was caused by increased borrowings of convertible debt.

Liquidity and Capital Resources

At September 30, 2013, we had $33 in cash, as compared to $6,910 in cash at December 31, 2012. Total cash requirements for operations for the nine month period ended September 30, 2013 was $390,118. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2013 will be between $2.0 million to $3.0 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $33 as of September 30, 2013. This was a decrease of $6,877, or 99%, as compared to current assets of $6,910 as of December 31, 2012. The decrease was primarily attributable to operation expense of the Company.

We had total assets of $320,389 as of September 30, 2013. This was a decrease of 60,450, or 15.9%, as compared to total assets of $380,839 as of December 31, 2012. The decrease was primarily attributable to depreciation on fixed assets of $53,573.

We had total current liabilities of $3,174,030 as of September 30, 2013. This was an increase of $45,416, or 1.5%, as compared to current liabilities of $3,128,614 as of December 31, 2012. The net increase was attributable to an increase in current liabilities.

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

Contractual Obligations

The Company was a party to a lease for its Barrington office, at a minimum annual rent of approximately $23,000 per year. The Barrington Lease expired in May, 2013.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2013.

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