Form 10-Q/A
period 2013-09-30
ECOLOCAP SOLUTIONS INC.
filed 2014-02-25
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51213

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

REASON FOR AMENDMENT

  The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2013 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Beginning of development stage, January 1,
	ended	ended	ended	ended	2007, through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

SALES	$-	$-	$-	$-	$469,840

Cost of sales	-	-	-	-	452,000

Gross Profit	-	-	-	-	17,840

COSTS AND EXPENSES:

Selling, general and administrative	532,007	755,737	165,349	229,930	4,739,446
Depreciation and amortization	53,573	55,048	17,607	18,349	974,369
Research and development	-	217,500	-	70,000	1,360,278
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Gain on sale of equipment					(209,214)
Impairment Loss Intangible Assets					5,499,842
Impairment Loss Goodwill					7,008,721
Compensation (gain) expense	(116,925)	(58,748)	-	-	28,201
Stock Based compensation					5,211,897
Debt conversion inducement expense (note 7)	-	565,007	-	48,894	820,297
Compensation for services	-	-	-	-	258,000
Gain on derivatives at market	(1,180,493)	(77,400)	(232,659)	(58,221)	(1,423,139)
Payments received under Standstill Agreement	-	(200,000)	-	-	(200,000)
Interest	1,313,328	444,996	245,021	192,515	2,724,447
Foreign exchange loss (gain)	2	(14)	(2)	(8)	(163,427)

TOTAL COSTS AND EXPENSES	601,492	1,702,126	195,316	501,459	18,616,593

Net loss from continuing operations	(601,492)	(1,702,126)	(195,316)	(501,459)	(18,598,753)
Net loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

Net loss	$(601,492)	$(1,702,126)	$(195,316)	$(501,459)	(18,735,947)

Attributable to :
Ecolocap Solutions Inc	$(408,075)	$(1,488,333)	$(132,315)	$(390,960)	(17,133,245)
Non-controlling interest	$(193,417)	$(213,793)	$(63,001)	$(110,499)	(1,602,702)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average weighted Number of Shares	801,966,609	307,352,807	1,003,543,744	279,839,076

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

NOTE 6 – NOTE PAYABLE

During 2013, Tonaquint Inc converted loans aggregating $84,100 into 186,086,472 common shares of the Company. The calculated value of the shares ranged from $0.0003 to $0.0009 per share and the market price ranged from $0.0007 to $0.0022 per share.

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

During 2013, Redwood Management, LLC converted loans aggregating $120,548 into 182,091,845 common shares of the Company. The calculated value of the shares ranged from $0.0001 to $0.0018 per share and the market price ranged from $0.0008 to $0.003 per share.

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

During 2013, JMJ Financial converted loans aggregating $25,000 plus accrued interests of $3,310 into 79,000,000 common shares of the Company. The calculated value of the shares ranged from $0.0002 to $0.0006 per share and the market price ranged from $0.0022 to $0.0007 per share.

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

NOTE 7 – PAYABLE – STOCKHOLDERS

During 2013, Asher Enterprises Inc converted loans aggregating $138,600 plus accrued interests of $6,300 into 315,588,636 common shares of the Company. The calculated value of the shares ranged from $0.0008 to $0.0018 per share and the market price ranged from $0.0001 to $0.0017 per share. In 2012, Asher Enterprises Inc converted loans aggregating $146,000 plus accrued interests of $8,500 into 57,790,127 common shares of the Company. The calculated value of the shares ranged from $0.0013 to $0.0041 per share and the market price ranged from $0.0039 to $0.025 per share.

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

In 2012, the Company received loans from AGS Capital Group LLC in the amount of $116,500. During 2013, AGS Capital Group LLC converted loans aggregating $63,146 plus $482 in interest into 56,765,916 shares of the Company. The calculated value of the shares ranged from $0.009 to $0.0016 per share and the market price ranged from $0.0025 to $0.0036 per share. On November 15, 2012, AGS Capital Group LLC converted loans of $53,314 into 13,276,660 shares of the Company. The calculated value of the shares was equal to $0.0057 per share and the market price was $0.0017 per share.

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

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 5,000,000,000 shares of common stock (par value $0.00001) of which 1,243,026,767 were issued and outstanding as of September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of February, 2014.

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