Form 10-Q/A
period 2014-02-25
ECOLOCAP SOLUTIONS INC.
filed 2014-02-25
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

REASON FOR AMENDMENT

The purpose of this amendment is to reflect that registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

PART II OTHER INFORMATION
ITEM 6.                      EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2
3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3
3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4
10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1
10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1
10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1
10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4
10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5
10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6
10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7
10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8
10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9
10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10
10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11
10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12
10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13
10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14
10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15
10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16
10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17
10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18
10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19

10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20
10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21
10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22
10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23
10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24
10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25
10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1
10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27
10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28
10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29
10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30
10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31
10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32
10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33
10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34
10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35
10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36
10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37
10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39
10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40
10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41
10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42
10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43
10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44
10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45
10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46
10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47
10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1
10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2
10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3
10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4
10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5
10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6
10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8
10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9
10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10
10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11
10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12
10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13
10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14
10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15
10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16
10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17
10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18
10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19
10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20
10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21
10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22
10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23
10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24
10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25
10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26
10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1
10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2
14.1	Code of Ethics.	10-KSB	3/31/08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	02/25/14	31.1
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	02/25/14	31.2
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.	10-Q	02/25/14	32.1
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.	10-Q	02/25/14	32.2
99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1
99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2
99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3
99.4	Stock Option Plan.	10-KSB	3/31/08	99.4
101.INS	XBRL Instance Document.	10-Q	02/25/14	101.INS
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	02/25/14	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	02/25/14	101.CAL
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	02/25/14	101.DEF
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	02/25/14	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	02/25/14	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 25th day of February, 2014.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2
3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3
3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4
10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1
10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1
10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1
10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4
10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5
10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6
10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7
10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8
10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9
10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10
10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11
10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12
10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13
10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14
10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15
10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16
10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17
10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18
10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19
10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20
10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21
10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22
10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23
10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25
10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1
10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27
10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28
10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29
10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30
10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31
10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32
10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33
10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34
10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35
10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36
10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37
10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39
10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40
10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41
10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42
10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43
10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44
10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45
10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46
10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47
10.48	“ERPA” with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1
10.49	“ERPA” with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2
10.50	“ERPA” with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3
10.51	“ERPA” with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4
10.52	“ERPA” with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5
10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6
10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7
10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8
10.56	“ERPA” with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9
10.57	“ERPA” with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10
10.58	“ERPA” with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11
10.59	“ERPA” with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	“ERPA” with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13
10.61	“ERPA” with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14
10.62	“ERPA” with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15
10.63	“ERPA” with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16
10.64	“ERPA” with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17
10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18
10.66	“ERPA” with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19
10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20
10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21
10.69	“ERPA” with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22
10.70	“ERPA” with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23
10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24
10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25
10.73	“ERPA” with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26
10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1
10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2
14.1	Code of Ethics.	10-KSB	3/31/08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	02/25/14	31.1
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	02/25/14	31.2
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.	10-Q	02/25/14	32.1
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.	10-Q	02/25/14	32.2
99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1
99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2
99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3
99.4	Stock Option Plan.	10-KSB	3/31/08	99.4
101.INS	XBRL Instance Document.	10-Q	02/25/14	101.INS
101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	02/25/14	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	02/25/14	101.CAL
101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	02/25/14	101.DEF
101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	02/25/14	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	02/25/14	101.PRE