Form 10-K
period 2013-12-31
ECOLOCAP SOLUTIONS INC.
filed 2014-04-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number: 000-51213

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2013: $1,048,037.

As of April 13, 2014, 6,865,010,372 shares of the registrant’s common stock were outstanding.

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

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed and manufactures M-Fuel, an innovative emulsion fuel that far exceeds all conventional fuels’ costs and efficiencies. This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is an emulsion of 60% heavy oil, 38%, and a 2% stabilizing additive for external combustion engines and 70% heavy oil, 28% water and 2% stabilizing additive. The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output. The NPU’s can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. Independent tests conducted in the US, Korea and Australia demonstrate M-Fuels unique burning process facilitates increased efficiency, resulting in average reduced NOx emissions by 60%, particulate emissions by 98% reduces fuel consumption by 30% to 40%%, and cut costs by up to 20%.

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

Our Current Operations

Ecolocap sold its first NPU system in 2010 and is presently undergoing contract negotiations for multiple installations.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Barrington IL on a month to month basis for $2,001 per month. The Company believes that its current office facilities will not be sufficient for the foreseeable future.

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

2013	High	Low
December 31, 2013	$0.0015	$0.0001
September 30,2013	$0.0007	$0.0001
June 30, 2013	$0.0028	$0.0004
March 31, 2013	$0.011	$0.0014

2012	High	Low
December 31, 2012	$0.030	$0.004
September 30,2012	$0.030	$0.004
June 30, 2012	$0.033	$0.004
March 31, 2012	$0.045	$0.003

Holders

As of March 31, 2014, we had sixty-two stockholders of record.

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

As of December 31, 2013, 10,000,000 shares of common stock have been issued pursuant to this Offering, in compensation for services.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013 (this “Report”). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

Ecolocap is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW’s machine per month.

Results of Operations

For the Year ended December 31, 2013

Overview

We incurred net losses of $2,024,207 for the year ended December 31, 2013 as compared to a net loss of $1,543,631 for the year ended December 31, 2012. There has been a decrease of $300,000 in research and development expenses, an increase in impairment loss on fixed assets of $302,750 and an increase in interest expenses of $1,671,767 mainly attributable to the interest expense resulting from derivative liabilities.

Development Stage Expenditures

During the year ended December 31, 2013, we recognized Development Stage Expenditures of $3,560,104, an increase of 46% from the year ended December 31, 2012. There has been a decrease of $300,000 in research and development expenses, an increase in impairment loss on fixed assets of $302,750 and an increase in interest expenses of $1,671,767 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the years ended December 31, 2013 and 2012, we recorded no sales. In 2012, we received other revenue of $200,000 representing fees received according to a Standstill Agreement signed by the Company with Fuel Emulsions International Inc. (FEI.

Total Cost and Expenses

During the year ended December 31, 2013, we incurred Total Costs and Expenses of $3,560,104, an increase of 46% from the year ended December 31, 2012. There has been a decrease of $300,000 in research and development expenses, an increase in impairment loss on fixed assets of $302,750 and an increase in interest expenses of $1,673,430 mainly attributable to the interest expense resulting from derivative liabilities.

Selling, General and Administration

During the year ended December 31, 2013, we incurred selling, general and administrative expenses of $689,381, as compared to $1,032,094 for the year ended December 31, 2012 for a decrease of 33%.The decrease resulted from the Board of Directors fees and lower professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2013, we incurred $2,518,828 as compared to $845,398 for the year ended December 31, 2012.The increase is caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At December 31, 2013, we had $1,237 in cash, as opposed to $6,902 in cash at December 31, 2012. Total cash used in operations for the year ended December 31, 2013 was $774,481. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2014 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2014 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management’s plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets of $218,218 as of December 31, 2013. This was an increase of $211,308 as compared to current assets of $6,910 as of December 31, 2012. The increase was primarily attributable to an increase in the note receivable.

We had total assets of $218,218 as of December 31, 2013. This was a decrease of 162,621, or 43%, as compared to total assets of $380,839 as of December 31, 2012. The decrease was primarily attributable to an impairment loss on fixed assets.

We had total current liabilities of $4,336,806 as of December 31, 2013. This was an increase of $1,208,193 or 39%, as compared to current liabilities of $3,128,613 as of December 31, 2012. The net increase was attributable to derivative liabilities and note payables stockholders.

We are party to a lease for our Montreal office (the “Montreal Lease”), at a minimum annual rent of approximately $64,000 per year. The Montreal Lease expires in February 15, 2014. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord commences a lawsuit against the Company. The rent for the six month period amount has been accrued in the accompanying Financial Statements.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We incurred losses since inception. We had negative working capital as of December 31, 2013 of $4,118,588 (compared with $3,121,703 for the same period last year), and a stockholders’ deficiency of $7,853,391 as of December 31, 2013 (compared with a stockholders’ deficiency of $6,981,489 as of December 31, 2012). These factors, among others raise substantial doubt about our ability to continue as a going concern. As a result of these factors, our auditors have issued an opinion in their audit report for the year ended December 31, 2013 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

Contractual Obligations

We were the party to a lease for its Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audit opinion

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2013

	2013	2012

ASSETS

CURRENT ASSETS
Cash	$1,237		$6,910
Note Receivable	197,037		-
Prepaid expenses and sundry current assets	19,944		-

TOTAL CURRENT ASSETS	218,218		6,910

PROPERTY AND EQUIPMENT, AT COST, LESS ACCUMULATED DEPRECIATION	-		373,929

TOTAL ASSETS	$218,218		$380,839

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Customer deposits	175,000		175,000
Notes payable	539,335		551,549
Notes payable-stockholders	1,056,859		791,144
Derivative liabilities	1,589,616		723,437
Accrued expenses and sundry current liabilities related party	32,352		12,829
Accrued expenses and sundry current liabilities	943,644		874,654

TOTAL CURRENT LIABILITIES	$4,336,806		$3,128,613

STOCKHOLDERS’ DEFICIENCY
Common stock		$
10,000,000,000 shares authorized, par value $0.00001, 2,874,786,512 and 372,410,782 shares, respectively issued and outstanding	28,748		3,724
Additional paid in capital	35,427,919		34,799,550
Accumulated Deficit	(25,059,593)		(25,059,593)
Deficit accumulated during development stage	(18,250,465)		(16,725,170)

TOTAL STOCKHOLDERS’ DEFICIENCY- Ecolocap Solutions, Inc.	$(7,853,391)		$(6,981,489)
Less Non-controlling interest	3,734,803		4,233,715
TOTAL STOCKHOLDERS’ DEFICIENCY	(4,118,588)		(2,747,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$218,218		$380,839

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY)
Stockholders’ Equity

		Common stock			Deficit
		Authorized			accumulated	Other
		5,000,000,000	Additional		during	Comprehensive
Stockholders		Shares, Par value	paid in	Accumulated	Development	Income		Non-controlling
Deficiency	Shares	$0.00001	Capital	Deficit	Stage	(Loss)	Subtotal	interest	Total

January 1, 2007	34,578,268	$975	$13,425,882	$(25,059,593)	-	$220,463	(11,412,273)		$(11,412,273)
Proceeds from the issuance of Common stock	990,000	10	1,003,390	-		-	1,003,400		1,003,400
Stock options			1,372,897				1,372,897		1,372,897
Net Income		-	-		6,306,507		6,306,507		6,306,507
Other comprehensive Income						(220,463)	(220,463)		(220,463)

December 31, 2007	35,568,268	$985	$15,802,169	$(25,059,593)	6,306,507	$-	(2,949,932)		$(2,949,932)

Shares issued for settlement of services	4,500,000	45	3,838,955				3,839,000		3,839,000
Shares issued following exercise of stock options	25,000	1	249				250		250
Proceeds from the issuance of Common stock	250,000	2	74,998	-		-	75,000		75,000
Shares issued for settlement of a debt	3,470,471	35	3,137,265				3,137,300		3,137,300
Net Loss		-	-		(4,939,044)		(4,939,044)		(4,939,044)

December 31, 2008	43,813,739	$1,067	$22,853,636	$(25,059,593)	1,367,463	$-	(837,426)		$(837,426)

Shares issued following acquisition	54,000,000	540	7,171,460				7,172,000		7,172,000
Shares issued for services	1,650,000	17	267,984				268,000		268,000
Non-controlling interest pursuant to acquisition(see Note 2)								5,643,000	5,643,000
Proceeds from the issuance of Common stock	460,923	5	139,995						140,000
Net Loss		-	-		(907,051)		(907,051)	(68,806)	(975,857)

December 31, 2009	99,924,662	$1,628	$30,433,075	$(25,059,593)	460,412	$-	5,835,523	$5,574,194	11,409,717

Shares issued for services	825,000	8	92,492				92,500		92,500
Shares issued for settlement of a debt	15,399,276	84	1,219,502				1,219,586		1,219,586

Proceeds from the issuance of Common stock	4,362,154	44	217,956				218,000		218,000
Imputed interest on non-interest bearing stockholders loans			6,116				6,116		6,116
Net Loss					(8,390,200)		(8,390,200)	(461,400)	(8,851,600)

December 31, 2010	120,511,092	$1,205	$31,969,701	$(25,059,593)	(7,929,788)	$-	(1,018,475)	$5,112,794	4,094,319

Shares issued for services	9,456,414	95	213,984				214,079		214,079

Shares issued for settlement of a debt	67,407,978	674	1,865,978				1,866,652		1,866,652

Proceeds from the issuance of Common stock	1,657,895	16	68,142				68,158		68,158
Imputed interest on non-interest bearing stockholders loans			16,848				16,848		16,848
Net Loss					(7,517,843)		(7,517,843)	(612,987)	(8,130,830)

December 31, 2011	199,033,379	$1,990	$34,134,653	$(25,059,593)	(15,447,631)	$-	(6,370,581)	$4,499,807	(1,870,774)

Shares issued for services	9,363,781	94	99,243				99,337		99,337
Shares issued for settlement of a debt	164,013,622	1,640	537,880				539,520		539,520
Imputed interest on non-interest bearing stockholders loans			27,774				27,774		27,774
Net Loss					(1,277,539)		(1,277,539)	(266,092)	(1,543,631)

December 31, 2012	372,410,782	$3,724	$34,799,550	$(25,059,593)	(16,725,170)	$-	(6,981,489)	$4,233,715	(2,747,774)

Shares issued for services	15,083,117	151	13,425				13,576		13,576
Shares issued for settlement of debts	2,487,292,613	24,873	573,661				598,534		598,534
Imputed interest on non-interest bearing stockholders loans			41,283				41,283		41,283
Net Loss					(1,525,295)		(1,525,295)	(498,912)	(2,024,207)

December 31, 2013	2,874,786,512	$28,748	$35,427,919	$(25,059,593)	(18,250,465)	$-	(7,853,391)	$3,734,803	(4,118,588)

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Beginning of
			development stage,
			January 1, 2007,
	December 31,	December 31,	through
	2013	2012	December 2013

SALES	$-	$-	$469,840

Cost of sales	-	-	452,000

Gross Profit	-	-	17,840

COSTS AND EXPENSES:	-	-	-

Selling, general and administrative	689,381	1,032,094	4,896,820
Depreciation and amortization	71,180	73,290	991,976
Research and development	-	300,000	1,360,278
Gain on settlement debts-foreign Subsidiary	-	-	(8,013,125)
Gain on sale of equipment	-	(209,214)	(209,214)
Impairment Loss Fixed Assets	302,750	-	302,750
Impairment Loss Intangible Assets	-	-	5,499,842
Impairment Loss Goodwill	-	-	7,008,721
Compensation expense (gain)	(116,925)	(55,280)	28,201
Stock Based compensation	-	-	5,211,897
Debt conversion inducement expense	-	-	820,297
Compensation for services	-	-	258,000
Gain on derivatives liabilities at market	(1,418,972)	(242,646)	(1,661,618)
Payments received under Standstill Agreement	-	(200,000)	(200,000)
Interest expense-related party	73,635	40,603	114,238
Interest expense	2,445,193	804,795	3,815,709
Interest income	(22,037)		(22,037)
Foreign exchange loss (gain)	2	(11)	(163,427)

TOTAL COSTS AND EXPENSES	2,024,207	1,543,631	20,039,308

Net loss from continuing operations	$(2,024,207)	$(1,543,631)	$(20,021,468)
Net loss from discontinued operations	$-	$-	(185,451)

Gain on Sale of discontinued operations	-	-	48,257

Net loss	(2,024,207)	(1,543,631)	(20,158,662)

Attributable to:
Ecolocap Solutions Inc.	$(1,525,295)	$(1,277,539)	$(18,250,465)
Non-controlling interest	$(498,912)	$(266,092)	$(1,908,197)

Loss Per Share
Continuing operations	$(0.00)	(0.01)	N/A
	$(0.00)	$(0.01)	$ N/A
Average weighted Number of Shares Outstanding	1,141,204,704	288,861,328	N/A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Beginning of
			development stage,
	December 31,	December 31,	January 1, 2007, through
	2013	2012	December 31, 2013

Net loss	$(2,024,207)	$(1,543,631)	$(20,158,662)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	71,180	73,290	991,977
Imputed interest of shareholders loans	41,283	27,774	92,021
Impairment loss fixed assets	302,750	-	302,750
Impairment loss intangible assets	-	-	5,499,842
Impairment loss goodwill	-	-	7,008,721
Gain on sale of equipment	-	(209,214)	(209,214)
Compensation (gain) expense	(116,925)	(55,280)	28,201
Debt conversion inducement expense	-	-	820,297
Issuance of common stock for services	-	-	3,269,600
Stock based compensation	-	-	5,211,897
Interest loans conversion	-	46,194	46,194
Gain on derivatives liabilities at market	(1,418,972)	(242,646)	(1,661,618)
Interest expense on derivatives	2,140,875	685,517	2,826,392
Unrealized foreign exchange			(220,463)
Changes in operating assets and liabilities
Prepaid expenses and sundry current assets	(19,944)	4,863	21,401
Deposit on machinery	-	175,000	545,400
Customer deposit	-	(323,772)	(279,940)
Accrued expenses and sundry current liabilities	249,479	(38,801)	(1,750,497)
Net cash provided by (used in) operating activities	$(774,481)	$(1,400,706)	$2,384,299

Investing activities
Disposition of property and equipment	-	330,000	359,352
Cash acquired during acquisition	-	-	38,115
Acquisitions of property and equipment	-	(175,000)	(695,355)
Net cash provided by (used in) investing activities	$-	$155,000	$(297,888)

Financing activities
Note receivable	(197, 037)	-	(197,037)
Stock payable	-	-	(1,000,000)
Issuance of common stock	-	-	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	527,800	654,500	1,333,890
Proceeds of loans from shareholder	438,045	595,634	(3,825,044)
Net cash provided by (used in) financing activities	$768,808	$1,250,134	$(2,213,781)

Increase (decrease) in cash	(5,673)	4,428	(127,370)
Cash- beginning of year	6,910	2,482	128,607
Cash - end of year	$1,237	$6,910	$1,237

Supplemental Disclosure of Cash Flow information
Non cash items:
Conversion of debt to Equity	-	-	820,297
Conversion of current liabilities to common stock	160,966	-	160,966
Conversion of notes payable to common stock	280,230	-	280,230
Debt discount in notes payable	259,784	-	259,784
Conversion of notes payable stockholders to common stock	287,838	-	287,838
Debt discount in notes payable stockholders	(115,508)	-	(115,508)
Interest loans conversion	-	46,194

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary Micro Bubble Technologies Inc. (see Note 15). All significant inter-company accounts and transactions have been eliminated.

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

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

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

REVENUE RECOGNITION

The Company’s business plan is to sell machinery used to prepare M-fuel. The machinery is manufactured for the Company by a third-party in Korea. Revenue is recognized when the following conditions are satisfied:

i)	persuasive evidence that an agreement exists;
ii)	the risks and rewards of ownership pass to the purchaser including delivery of the product;
iii)	the selling price is fixed and determinable; or,
iv)	collectively is reasonably assured.

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

During the year ended December 31, 2013, we recorded a fixed assets impairment loss of $302,750. This impairment loss relates to our testing equipment as our management has adjusted downward the carrying value of our testing equipment because the equipment has not been generated the income over the past year.

PROPERTY AND EQUIPMENT AND DEPRECIATION POLICY

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line basis over the estimated useful life of the asset ranging from 3 to 7 years.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. For the year ended 2013 and 2012 the amounts charged to research and development expenses was $0 and $300,000.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,024,207 for the year ended December 31, 2013.The Company has negative working capital of $4,118,588 at December 31, 2013 and a stockholders’ deficiency of $4,118,588 at December 31, 2013. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE-4 - NOTE RECEIVABLE

On December 17, 2013, the Company signed a receivable note with a KMBT, a manufacturer of machinery, in the aggregate amount of $285,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice and is payable nine months following its issuance. The amount receivable from KMBT at December 31, 2013, is shown net of the remaining unearned interest of $87,963 resulting in a balance of $197,037.

NOTE 5 – PROPERTY & EQUIPMENT

	December 31	December 31,
	2013	2012

Testing equipment	$493,000	$493,000
Computer equipment	11,654	11,654
Furniture & fixtures	12,701	12,701
	$517,355	$517,355

Less: accumulated depreciation	214,605	143,426
Less: accumulated impairment loss	302,750	-

Balance December 31, 2013	$-	$373,929

NOTE 6 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2013	2012
Accrued interest	$103,405	$46,351
Accrued interest-related party	32,352	12,829
Accrued compensation	302,861	201,346
Accounts payable	240,000	268,500
Accrued operating expenses	297,378	358,457
	$975,996	$887,483

NOTE 7 – NOTE PAYABLE

During the years ended December 31, 2013 and 2012, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the year ended December 31, 2013 and 2012 are $521,483 and $654,500, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company’s common stock has been identified as a derivative.  The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt.

During these same periods, other convertible debts were converted into common shares of the Company.  During the year ended December 31, 2013, total loan conversions of $280,230 plus accrued interests of $22,384 were made into 1,254,144,984 shares respectively and there was no conversion in 2012.

A summary of the amounts outstanding as of December 31, 2013 and 2012 is as follows:

	Loans	Debt discount	Balance December 31,	Balance December 31,
	2013	2013	2013	2012

Tonaquint	$480,062	$(362,735)	$117,327	$42,916
Redwood Management, LLC	372,992	-	372,992	496,000
AES Capital Corp.	24,016	-	24,016	5,133
JMJ Financial	25,000	-	25,000	7,500
	$902,070	$(362,735)	$539,335	$551,549

NOTE 8 – PAYABLE – STOCKHOLDERS

In 2013, the Company received $266,179 in loans from stockholders. The amount owed to stockholders at December 31, 2013 is $966,638. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

In 2013, the Company paid net loans to Hanscom K. Inc. in the amount of $2,164. The amount owed to Hanscom K. Inc. at December 31, 2013 is $31,080. These loans are non-interest bearing and are payable on demand.

During 2013, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at December 31, 2013 is $28,500. These loans are non-interest bearing and are payable on demand.

During the years ended December 31, 2013 and 2012, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the year ended December 31, 2013 and 2012 are $174,532 and $386,500, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company’s common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt.

During these same periods, other convertible debts were converted into common shares of the Company.  During the year ended December 31, 2013 and 2012, total loan conversions of $287,838 plus accrued interests of $8,082 and $224,446 plus accrued interests of $8,500 were made into 1,233,147,629 and 79,266,787 shares respectively.

A summary of the amounts outstanding as of December 31, 2013 and 2012 is as follows:

	Loans	Debt discount	Balance December 31,	Balance December 31,
	2013	2013	2013	2012

Asher Enterprises Inc	$67,400	$(43,052)	$24,348	$39,189
AGS Capital Group LLC	19,055	(19,055)	-	10,250
Panache Capital LLC	6,293	-	6,293	6,500
Stockholders	966,638	-	966,638	673,459
Hanscom K. Inc.	31,080	-	31,080	33,246
RCO Group Inc.	28,500	-	28,500	28,500
	$1,118,966	$(62,107)	$1,056,859	$791,144

NOTE 9 – DERIVATIVE LIABILITIES

During the years ended December 31, 2013 and 2012, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 7 and 8. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 228.63% and 292.00% and a forfeiture rate of 0.00%.  The derivative liability at December 31, 2013 and 2012 is as follows:

	2013	2012

Asher Enterprises Inc	$125,853	$338,822
Tonaquint	996,669	133,627
AES Capital Corp.	14,350	34,404
AGS Capital Group LLC	30,553	102,155
JMJ Financial	42,904	49,868
Panache Capital LLC	6,293	64,561
Redwood Management, LLC	372,994	-
Total	$1,589,616	$723,437

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001) of which 2,874,786,512 were issued and outstanding as of December 31, 2013.

During 2013, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 8)	$182,100	$7,600	$980,849,505
Tonaquint (note 7)	125,572	19,074	810,853,139
AES Capital Corp. (note 7)	6,650		133,000,000
AGS Capital Group LLC (note 8)	71,123	482	216,298,124
JMJ Financial (note 7)	25,000	3,310	79,000,000
Panache Capital LLC (note 8)	33,615		36,000,000
Redwood Management, LLC (note 7)	123,008	-	231,291,845
Total	$567,068	$30,166	$2,487,292,613

NOTE 11 – INCOME TAXES

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31	December 31,
	2013	2012

Statutory tax rate	34.0%	34.0%

Net operating loss carryforwards	(34.0%)	(34.0%)

Income tax provision	0%	0%

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31	December 31,
	2013	2012

Deferred tax asset	$10,330,940	$8,585,927

Valuation allowance	10,330,940)	8,585,927

Deferred tax asset net of valuation allowance	$-	$-

Changes in valuation allowance	$0	$0

The income tax provision (benefit) consists of the following:

	December 31	December 31,
	2013	2012
Federal:
Current	$-	$-
Deferred	0	0

State and local:
Current	-	-
Deferred	0	0
	0	0
Change in valuation allowance	0	0
Income tax provision (benefit)	$-	$-

The Company’s federal and state income tax returns for the tax years 2010 and forward remain subject to examination.

NOTE 12 –STANDSTILL AGREEMENT

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

NOTE 13 – DISCONTINUED OPERATIONS

On November 4, 2010, the Company transferred all of its shares of Ecolocap Solutions (Canada) Inc. to DT Crystal Holdings Ltd in exchange of the reduction of $100,000 of its debts.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is a party to a lease for its Montreal office, at a minimum annual rental of approximately $64,000 per year. The Company has vacated the premises and according to the lease, a six month rent might have to be paid if the landlord intends a lawsuit against the Company. The six month rent amount has been accrued in the accompanying Financial Statements.

The Company was party to a lease for its Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013 and the Company remains in these premises on a month to month basis. The rent expense charged to operations for the year ended December 31, 2013 and 2012 was $26,012 and $22,792, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

In 2013, the Company received loans from stockholders in the amount of $266,179. These loans carry an interest of 5.00% and are payable on demand.

For the years ended December 31, 2013 and 2012, interest paid to related party totaled $76,635 and $40,603.

NOTE 16 – SUBSEQUENT EVENTS

During the first quarter of 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 7)	$34,200	$1,100	$706,000,000
Tonaquint (note 6)	78,041	-	1,046,183,334
AES Capital Corp. (note 6)	24,016	5,949	599,292,800
AGS Capital Group LLC (note 7)	30,302	543	840,956,240
JMJ Financial (note 6)	25,000	5,096	633,605,263
Panache Capital LLC (note 7)	6,293	1,100	164,186,223
Redwood Management, LLC (note 6)	-	-	-
Total	$197,852	$13,788	$3,990,223,860

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2013, included in this report have been audited by Paritz & Company, PA, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

On January 7, 2013, we issued 14,000,000 numbers of shares to AGS Capital Group LLC in consideration of the conversion of $23,000 in debt owed to AGS Capital Group LLC in exchange for 14,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 8, 2013, we issued 17,500,000 numbers of shares to Panache Capital LLC in consideration of the conversion of $23,625 in debt owed to Panache Capital LLC in exchange for 17,500,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Panache Capital LLC was furnished with the same information that could be found in a Form S-1 registration statement and Panache Capital LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 18, 2013, we issued 8,333,333 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $15,000 in debt owed to Asher Enterprises in exchange for 8,333,333 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 18, 2013, we issued 3,578,947 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $5,500 in debt owed plus $1,300 of interests to Asher Enterprises in exchange for 3,578,947 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 4, 2013, we issued 14,285,714 numbers of shares to Redwood Management, LLC in consideration of the conversion of $25,000 in debt owed to Redwood Management, LLC in exchange for 14,285,714 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 6, 2013, we issued 9,894,737 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $17,500 in debt owed plus $1,300 of interests to Asher Enterprises in exchange for 9,894,737 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 13, 2013, we issued 42,765,916 numbers of shares to AGS Capital Group LLC in consideration of the conversion of $40,146 in debt owed plus $482 of interests AGS Capital Group LLC in exchange for 42,765,916 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 14, 2013, we issued 22,222,222 numbers of shares to Redwood Management, LLC in consideration of the conversion of $20,000 in debt owed to Redwood Management, LLC in exchange for 22,222,222 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 21, 2013, we issued 11,538,426 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $15,000 in debt owed to Asher Enterprises in exchange for 11,538,426 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 26, 2013, we issued 18,518,518 numbers of shares to Redwood Management, LLC in consideration of the conversion of $25,000 in debt owed to Redwood Management, LLC in exchange for 18,518,518 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 1, 2013, we issued 10,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,000 in debt owed to Asher Enterprises in exchange for 10,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 13, 2013, we issued 16,666,666 numbers of shares to Redwood Management, LLC in consideration of the conversion of $12,500 in debt owed to Redwood Management, LLC in exchange for 16,666,666 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 14, 2013, we issued 12,903,226 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $10,500 in debt owed plus $1,500 of interests to Asher Enterprises in exchange for 12,903,226 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 20, 2013, we issued 11,111,111 numbers of shares to Tonaquint Inc. in consideration of the conversion of $10,000 in debt owed to Tonaquint Inc. in exchange for 11,111,111 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 27, 2013, we issued 15,979,381 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $15,500 in debt owed to Asher Enterprises in exchange for 15,979,381 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 17, 2013, we issued 15,783,133 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,000 in debt owed plus $1,100 of interests to Asher Enterprises in exchange for 15,783,133 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 19, 2013, we issued 20,000,000 numbers of shares to JMJ Financial in consideration of the conversion of $11,400 in debt owed to JMJ Financial in exchange for 20,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 19, 2013, we issued 11,395,349 numbers of shares to Tonaquint Inc. in consideration of the conversion of $9,800 in debt owed to Tonaquint Inc. in exchange for 11,395,349 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.  was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 19, 2013, we issued 22,727,272 numbers of shares to Redwood Management, LLC in consideration of the conversion of $12,500 in debt owed to Redwood Management, LLC in exchange for 22,727,272 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 1, 2013, we issued 18,500,000 numbers of shares to Panache Capital LLC in consideration of the conversion of $9,900 in debt owed to Panache Capital LLC in exchange for 18,500,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Panache Capital LLC was furnished with the same information that could be found in a Form S-1 registration statement and Panache Capital LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 3, 2013, we issued 18,629,032 numbers of shares to Tonaquint Inc. in consideration of the conversion of $11,550 in debt owed to Tonaquint Inc. in exchange for 18,629,032 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 10, 2013, we issued 20,000,000 numbers of shares to JMJ Financial in consideration of the conversion of $9,500 in debt owed to JMJ Financial in exchange for 20,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 10, 2013, we issued 31,818,181 numbers of shares to Redwood Management, LLC in consideration of the conversion of $17,500 in debt owed to Redwood Management, LLC in exchange for 31,818,181 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 17, 2013, we issued 25,000,000 numbers of shares to Tonaquint Inc. in consideration of the conversion of $15,000 in debt owed to Tonaquint Inc. in exchange for 25,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On June 4, 2013, we issued 44,117,647 numbers of shares to Tonaquint Inc. in consideration of the conversion of $15,000 in debt owed to Tonaquint Inc. in exchange for 44,117,647 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On June 4, 2013, we issued 39,000,000 numbers of shares to JMJ Financial in consideration of the conversion of $4,100 in debt owed plus $3,310 of interests to JMJ Financial in exchange for 39,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On June 6, 2013, we issued 9,853,272 numbers of shares to Redwood Management, LLC in consideration of the conversion of $3,448 in debt owed to Redwood Management, LLC in exchange for 9,853,272 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On July 8, 2013, we issued 35,200,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $8,800 in debt owed to Asher Enterprises in exchange for 35,200,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On July 23, 2013, we issued 25,882,353 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $4,400 in debt owed to Asher Enterprises in exchange for 25,882,353 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On August 15, 2013, the Company amended its articles of incorporation increasing its authorized shares of common stock from 1,000,000,000 shares of common stock, par value $0.001 per share, to 5,000,000,000 authorized shares of common stock, $0.00001 per share.  A majority of the voting power of the Company approved the increase in compliance with Nevada State law, however, the Company failed to file a preliminary or definitive Schedule 14C Information Statement with the SEC as required by law.

On August 27, 2013, we issued 35,294,118 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $6,000 in debt owed to Asher Enterprises in exchange for 35,294,118 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On September 6, 2013, we issued 75,833,333 numbers of shares to Tonaquint Inc. in consideration of the conversion of $22,750 in debt owed to Tonaquint Inc. in exchange for 75,833,333 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On September 10, 2013, we issued 44,117,647 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $7,500 in debt owed to Asher Enterprises in exchange for 44,117,647 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On September 16, 2013, we issued 12,666,667 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $800 in debt owed plus $1,100 of interests to Asher Enterprises in exchange for 12,666,667 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On September 16, 2013, we issued 30,666,667 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $4,600 in debt owed to Asher Enterprises in exchange for 30,666,667 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On September 19, 2013, we issued 46,000,000 numbers of shares to Redwood Management, LLC in consideration of the conversion of $4,600 in debt owed to Redwood Management, LLC in exchange for 46,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On September 27, 2013, we issued 43,750,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $3,500 in debt owed to Asher Enterprises in exchange for 43,750,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 2, 2013, we issued 89,000,000 numbers of shares to Tonaquint Inc. in consideration of the conversion of $78 in debt owed plus $8,822 of interests to Tonaquint Inc. in exchange for 89,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 8, 2013, we issued 49,200,000 numbers of shares to Redwood Management, LLC in consideration of the conversion of $2,460 in debt owed to Redwood Management, LLC in exchange for 49,200,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Redwood Management, LLC was furnished with the same information that could be found in a Form S-1 registration statement and Redwood Management, LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 15, 2013, we issued 25,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $1,500 in debt owed to Asher Enterprises in exchange for 25,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 16, 2013, we issued 69,070,183 numbers of shares to AGS Capital Group LLC in consideration of the conversion of $3,454 in debt owed to AGS Capital Group LLC in exchange for 69,070,183 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 16, 2013, we issued 43,333,333 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $2,600 in debt owed to Asher Enterprises in exchange for 43,333,333 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 16, 2013, we issued 133,000,000 numbers of shares to AES Capital Group LLC in consideration of the conversion of $6,650 in debt owed to AGS Capital Group LLC in exchange for 133,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 17, 2013, we issued 89,100,000 numbers of shares to Tonaquint Inc. in consideration of the conversion of $2,931 in debt owed plus $2,415 of interests to Tonaquint Inc. in exchange for 89,100,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 18, 2013, we issued 68,333,333 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $4,100 in debt owed to Asher Enterprises in exchange for 68,333,333 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 24, 2013, we issued 68,333,333 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $4,100 in debt owed to Asher Enterprises in exchange for 68,333,333 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 25, 2013, we issued 90,462,025 numbers of shares to AGS Capital Group LLC in consideration of the conversion of $4,523 in debt owed to AGS Capital Group LLC in exchange for 90,462,025 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 31, 2013, we issued 58,260,870 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $12,100 in debt owed plus $1,300 of interests to Asher Enterprises in exchange for 58,260,870 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On October 31, 2013, we issued 87,500,000 numbers of shares to Tonaquint Inc. in consideration of the conversion of $11,363 in debt owed plus $2,637 of interests to Tonaquint Inc. in exchange for 87,500,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On November 12, 2013, we issued 138,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $6,900 in debt owed to Asher Enterprises in exchange for 138,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On November 21, 2013, we issued 180,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $9,000 in debt owed to Asher Enterprises in exchange for 180,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On November 21, 2013, we issued 179,166,667 numbers of shares to Tonaquint Inc. in consideration of the conversion of $18,988 in debt owed plus $2,512 of interests to Tonaquint Inc. in exchange for 179,166,667 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 5, 2013, we issued 84,000,000 numbers of shares to Asher Enterprises Inc. in consideration of the conversion of $4,200 in debt owed to Asher Enterprises in exchange for 84,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 6, 2013, we issued 180,000,000 numbers of shares to Tonaquint Inc. in consideration of the conversion of $8,112 in debt owed plus $2,688 of interests to Tonaquint Inc. in exchange for 180,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a “sophisticated investor” as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On December 30, 2013, the Company amended its articles of incorporation increasing its authorized shares of common stock from 5,000,000,000 shares of common stock, par value $0.00001 per share, to 10,000,000,000 authorized shares of common stock, $0.00001 per share.  A majority of the voting power of the Company approved the increase in compliance with Nevada State law, however, the Company failed to file a preliminary or definitive Schedule 14C Information Statement with the SEC as required by law.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Michael Siegel	70	Chief Executive Officer
Jeung Kwak	67	Chairman, Director
Robert Egger, Jr.	42	Chief Operating Officer
Tri Vu Truong	66	Director
Albert Beerli	71	Director
Michel St-Pierre	51	Acting Chief Financial Officer

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

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2013 all such filing requirements applicable to our officers and directors were complied with, except for reports by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Known Failures to File a
		Reported	Required Form

Jeung Kwak	2	2009	Form 3
Michael Siegel	2	2010	Form 4
Robert Egger Jr.	1	2009	Form 3
Michel St-Pierre	4	2011	Form 4
________________	1	2010	Form 4

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

As of March 31, 2014, we had five directors. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Siegel, Kwak, Egger, Truong, and Beerli are not independent.

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

Executive Officer Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2013	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer	2012	120,000	0	0	0	0	0	0	120,000
and President

John Kwak, (3)	2013	120,000	0	0	0	0	0	0	120,000
Chairman and Director	2012	120,000	0	0	0	0	0	0	120,000

Robert Egger Jr. (4)	2012	120,000	0	0	0	0	0	0	120,000
Chief Operating Officer	2011	120,000	0	0	0	0	0	0	120,000

Michel St-Pierre (5)	2013	20,000	0	0	0	0	0	0	20,000
CFO	2012	20,000	0	0	0	0	0	0	20,000

(1)
Prior to the acquisition of XL Generation AG, the Company’s fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Siegel has been appointed president and CEO on September 10, 2009.
(3)	Mr. Kwak has been appointed Chairman and director on June 16, 2009.
(4)	Mr. Egger has been appointed COO on September 10, 2009.
(5)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.

Employment Contracts

During the fiscal year ended December 31, 2009, we terminated a Consulting Agreement with Sodexen Inc. (“Sodexen”) pursuant to which, Sodexen was providing the services of its representative, Dr. Tri Vu Truong to serve in the capacity of President and Chief Executive Officer of our company. The “Engagement Period” was for one year.

Other Executive Officers

During 2013, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director’s Compensation Table
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Michael Siegel	0	18,000	0	0	0	0	18,000

John Kwak	0	18,000	0	0	0	0	18,000

Robert Egger, Jr.	0	18,000	0	0	0	0	18,000

Tri Vu Truong	0	18,000	0	0	0	0	18,000

Albert Beerli	0	18,000	0	0	0	0	18,000

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder’s ownership interest in the 2,874,786,512 shares of our common stock outstanding as of March 31, 2014.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	24,522,993	0	24,522,993	0.85%
Jeung Kwak (3)	30,052,993	0	30,052,993	1.05%
Robert Egger Jr. (4)	6,152,993	0	6,152,993	0.21%
Tri Vu Truong (5)	4,190,772	0	4,190,772	0.15%
Albert Beerli (6)	4,952,993	0	4,952,993	0.17%
Michel St-Pierre (7)	7,500,000	600,000	8,100,000	0.26%
All executive officers and directors as a group (6 persons)	77,372,744	600,000	77,972,744	2.69%

United Best Technology Limited (5)	3,500,000	0	3,500,000	0.09%
Cede & Co (8)	2,603,812,202	0	2,603,812,202	90.57%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 South Grove Avenue, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Director. Mr. Egger is the Chief Operating Officer.
(5)	Director. Mr. Truong is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Chief Financial Officer.
(8)	Owner of 5% or more of our common stock.

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

These options expired on September 6, 2008 (240,000), September 15, 2008 (25,000), December 25, 2006 (150,000), September 6, 2013 (440,000) and September 6, 2016 (600,000). The options had a fair value of $1,526,989 at the date of grant.

During the month of December 2007, we issued 425,000 stock options to our officers and directors with an average exercise price of $1.25 per share. All of the stock options issued vested on December 12, 2007. The options had a fair value of $530,543 at the date of grant.

As of March 30, 2014, we had one officer eligible to receive options under the Equity Incentive Plan. Options to buy 600,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

Outstanding Equity Awards at Fiscal Year End for Named Executives
Equity Incentive
								Equity Incentive	Plan Awards:
			Equity				Market	Plan Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have	Have Not	Have Not
Name	Options(1)	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

Michel St-Pierre	250,000	0	0	0.01	09-06-2016	0	0	0	0
	200,000	0	0	0.01	09-06-2016	0	0	0	0
	150,000	0	0	0.01	09-06-2016	0	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2013, the Company received loans from stockholders in the amount of $266,179. These loans carry an interest of 5.00% and are payable on demand.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$11,185	Paritz & Company, P.A.
2012	$20,228	Paritz & Company, P.A.

(2)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	Paritz & Company, P.A.
2012	$0	Paritz & Company, P.A.

(3)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	Paritz & Company, P.A.
2012	$0	Paritz & Company, P.A.

(4)        Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)        The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.4	Standstill Agreement.	8-K	3//12	10.1

10.5	Second Standstill Agreement.	8-K	3//12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2014.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer,	April 15, 2014
Michael Siegel	Chief Financial Officer, and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	April 15, 2014
Jeung Kwak

TRI VU TRUONG	Director	April 15, 2014
Tri Vu Truong

ALBERT BEERLI	Director	April 15, 2014
Albert Beerli

EXHBIIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.4	Standstill Agreement.	8-K	3//12	10.1

10.5	Second Standstill Agreement.	8-K	3//12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4