Form 10-K/A
period 2013-12-31
ECOLOCAP SOLUTIONS INC.
filed 2014-04-16
CIK 1290506

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

REASON FOR AMENDMENT

The purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T and the Audit Report of Paritz & Company. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Ecolocap Solutions, Inc.
Barrington, Illinois

We have audited the accompanying consolidated balance sheets of Ecolocap Solutions Inc. and Subsidiary (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (January 1, 2007) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Ecolocap Solutions Inc. and Subsidiary (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (January 1, 2007) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A
Hackensack, New Jersey
April 14, 2014

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2014.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer,	April 16, 2014
Michael Siegel	Chief Financial Officer, and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	April 16, 2014
Jeung Kwak

TRI VU TRUONG	Director	April 16, 2014
Tri Vu Truong

ALBERT BEERLI	Director	April 16, 2014
Albert Beerli

ROBERT EGGER, JR.	Director	April 16, 2014
Robert Egger, Jr.

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.4	Standstill Agreement.	8-K	3//12	10.1

10.5	Second Standstill Agreement.	8-K	3//12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X