Form 10-Q
period 2014-05-12
ECOLOCAP SOLUTIONS INC.
filed 2014-05-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25
NOTIFICATION OF LATE FILING

[ ]	Form 10-K	[ ]	Form 20-F	[ ]	Form 11-K	[X]	Form 10-Q
[ ]	Form 10-D	[ ]	Form N-SAR	[ ]	Form N-CSR

For the period ended March 31, 2014
[ ]	Transition Report on Form 10-K
[ ]	Transition Report on Form 20-F
[ ]	Transition Report on Form 11-K
[ ]	Transition Report on Form 10-Q
For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

ECOLOCAP SOLUTIONS INC.
(Full Name of Registrant)

000-31165	27888A107
SEC FILE NUMBER	CUSIP NUMBER

1250 S. Grove Avenue, Suite 308
Barrington, IL   60010
(Address of principal executive office, including zip code.)

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.

(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

(b)
The subject annual report, semi-annual report, transition report on Form 10-Q, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c)	The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

The company's auditors have not yet completed their review of the financial statements.

PART IV - OTHER INFORMATION

1.	Name and telephone number of person to contact in regard to this notification.

Michael Siegel 866-479-7041

2.
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

Yes	[X]	No	[ ]

3.
Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes	[ ]	No	[X]

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Ecolocap Solutions Inc. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized, on this 15th day of May, 2014.

ECOLOCAP SOLUTIONS INC.

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer