Form 10-Q
period 2014-03-31
ECOLOCAP SOLUTIONS INC.
filed 2014-05-20
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51213

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20-0909393
(I.R.S. Employer Identification Number)

1250 S. Grove Avenue, Suite 308
Barrington, IL   60010
(Address of principal executive offices, including Zip Code)

866-479-7041
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 7,451,385,371 shares of Common Stock, par value $0.00001, outstanding as of May 15, 2014.

PART I: FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.
ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$221	$1,237
Note Receivable	233,703	197,037
Prepaid expenses and sundry current assets	11,611	19,944

TOTAL CURRENT ASSETS AND ASSETS	$245,535	$218,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note payable	548,585	539,335
Note payable-stockholders	1,122,267	1,056,859
Derivative liabilities	1,237,329	1,589,616
Accrued expenses and sundry current liabilities related party	59,323	32,352
Accrued expenses and sundry current liabilities	1,002,797	943,644

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$4,145,301	$4,336,806

STOCKHOLDERS' DEFICIENCY
Common stock 10,000,000,000 shares authorized, par value $0.00001, 6,901,010,372 and 2,874,786,512 Shares, respectively issued and outstanding	$69,010	$28,748
Additional paid in capital	35,956,153	35,427,919
Accumulated Deficit	(25,059,593)	(25,059,593)
Deficit accumulated during development stage	(18,531,823)	(18,250,465)

TOTAL STOCKHOLDERS' DEFICIENCY-Ecolocap Solutions Inc.	$(7,566,253)	$(7,853,391)

Less Non-controlling interest	3,666,487	3,734,803

TOTAL STOCKHOLDERS' DEFICIENCY	(3,899,766)	(4,118,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$245,535	$218,218

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months ended	Three Months ended	Beginning of development stage, January 1, 2007, through
	March 31,	March 31,	March 31,
	2014	2013	2014

SALES	$-	$-	$469,840

Cost of sales			452,000

Gross Profit	-		17,840

COSTS AND EXPENSES:

Selling, general and administrative	167,141	181,586	5,063,961
Depreciation and amortization	-	18,242	991,976
Research and development	-	-	1,360,278
Gain on settlement of debts-foreign Subsidiary			(8,013,125)
Gain on sale of equipment			(209,214)
Impairment Loss Fixed Assets	-	-	302,750
Impairment Loss Intangible Assets			5,499,842
Impairment Loss Goodwill			7,008,721
Compensation expense	-	-	28,201
Stock Based compensation	-	-	5,211,897
Debt conversion inducement expense	-	-	820,297
Compensation for services	-	-	258,000
Gain on derivatives at market	(58,366)	(644,260)	(1,719,984)
Payments received under Standstill Agreement	-	-	(200,000)
Interest expense-related party	26,691	17,963	140,929
Interest expense	250,875	662,575	4,066,584
Interest income	(36,666)	-	(58,703)
Foreign exchange loss (gain)	(1)	2	(163,428)

TOTAL COSTS AND EXPENSES	349,674	236,108	20,388,982

Net loss from continuing operations	(349,674)	(236,108)	(20,371,142)
Net loss from discontinued operations	-		(185,451)
Gain on Sale of discontinued operations	-		48,257

Net loss	$(349,674)	$(236,108)	$(20,508,336)

Attributable to :

Ecolocap Solutions Inc.	$(281,358)	$(171,435)	(18,531,823)
Non-controlling interest	$(68,316)	$(64,673)	(1,976,513)

Loss Per Share	$(0.00)	$(0.00)	N/	A
Continuing operations	$(0.00)	$(0.00)	N/	A

Average weighted Number of Shares	483,258,647,653	494,842,916	N/	A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31	March 31	Beginning of Development stage, January 1, 2007, through
	2014	2013	March 2014
Net loss	$(349,674)	$(236,108)	$(20,508,336)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	18,242	991,977
Imputed interests of shareholders loans	12,549	8,919	104,570
Impairment loss fixed assets	-		302,750
Impairment loss intangible assets	-		5,499,842
Impairment loss goodwill			7,008,721
Gain on sale of equipment			(209,214)
Compensation expense	-	-	28,201
Debt conversion inducement expense	-	-	820,297
Issuance of common stock for services			3,269,600
Stock based compensation			5,211,897
Interests loans conversion	-	-	46,194
Gain on derivatives liabilities at market	(58,366)	(644,260)	(1,719,984)
Interest expense on derivatives	211,010	645,969	3,037,402
Unrealized foreign exchange	-	-	(220,463)
Interests accrued in note receivable	(36,666)	-	(233,703)

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	8,333	-	29,734
Deposit on machinery	-	-	545,400
Customer deposit	-	-	(279,940)
Accrued expenses and sundry current liabilities	102,990	57,425	(1,647,507)

Net cash provided by (used in) operating activities	$(109,824)	$(149,813)	$2,077,438

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	359,352
Acquisitions of property and equipment	-	-	(695,355)

Net cash used in investing activities	$-	$-	$(297,888)

Financing activities
Stock payable			(1,000,000)
Issuance of common stock	-	-	471,010
Sale of common stock			1,003,400
Proceeds of loans payable	19,500	-	1,353,390
Proceeds (Repayment) of loans from shareholder	89,308	143,361	(3,735,736)

Net cash provided by (used in) financing activities	$108,808	$143,361	$(1,907,936)

Decrease in cash	(1,016)	(6,452)	(128,386)

Cash-beginning of period	1,237	6,910	128,607

Cash-end of period	$221	$458	$221

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of debt to equity	$-	$-	820,297
Conversion of current liabilities to common stock	16,867		160,966
Conversion of notes payable to common stock	$127,057	$-	280,230
Debt discount in notes payable	$(116,807)	$-	259,784
Conversion of notes payable stockholders to common stock	69,516		287,838
Debt discount in notes payable stockholders	(45,616)		(115,508)
Interest loans conversion	$-	$-	46,194

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2013.

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

MBT M-Fuel

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels' costs and efficiencies.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive.  The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output.  The NPU's can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in reduced emissions by 60%, reduced fuel consumption by 40%, and cut costs by up to 25%.

MBT -Batteries

EcoloCap Solutions Inc., through its subsidiary Micro Bubble Technologies Inc. (MBT), developed the Carbon Nano Tube Battery (CNT-Battery), a fully recyclable, rechargeable battery that far exceeds the performance capabilities of any existing battery on the market at this time.  This environmentally-friendly and economical product is designed to offer fully scalable and customizable power solutions that will increase efficiency, lower operating costs, and reduce emissions. Our proprietary technology modifies the fabrication of lead acid batteries by applying a highly-conductive carbon nano tube coating to the anode and cathode cells.  As a result, conductive surface area is increased by a factor of billions and electricity is carried out more efficiently. The CNT-Battery's advanced technology demonstrates eight times the reserve capacity of traditional lead acid batteries, two and a half times the energy density of lithium-ion batteries, and a recharge time of just five minutes; all at a fraction of the cost of lithium-ion batteries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary Micro Bubble Technologies Inc. (see Note 15). All significant inter-company accounts and transactions have been eliminated.

CASH

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts

FAIR VALUE MEASUREMENTS

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

INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company's business plan is to sell machinery used to prepare M-fuel. The machinery is manufactured for the Company by a third-party in Korea. Revenue is recognized when the following conditions are satisfied:

i)	persuasive evidence that an agreement exists;
ii)	the risks and rewards of ownership pass to the purchaser including delivery of the product;
iii)	the selling price is fixed and determinable; or,
iv)	collectively is reasonably assured.

CONVERTIBLE INSTRUMENTS

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities".

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

STOCK BASED COMPENSATION

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient's performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

LONG-LIVED ASSETS

Long-lived assets, including fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value.  The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management.  In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation.  If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

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

During the year ended December 31, 2013, we recorded a fixed assets impairment loss of $302,750. This impairment loss relates to our testing equipment as our management has adjusted downward our testing equipment because the equipment have not been generated the income over the past year.

PROPERTY AND EQUIPMENT AND DEPRECIATION POLICY

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line basis over the estimated useful life of the asset ranging from 3 to 7 years.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. For the periods ended March 31, 2014 and 2013 there were no amounts charged to research and development expenses.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2014 the Company has incurred losses of $349,674. The Company has negative working capital of $3,899,766 at March 31, 2014 and a stockholders' deficiency of $3,899,766 at March 31, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE-4 - NOTE RECEIVABLE

On December 17, 2013, the Company signed a receivable note with a KMBT, a manufacturer of machinery, in the aggregate amount of $285,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice and is payable nine months following its issuance. The amount receivable from KMBT at March 31, 2014, is shown net of the remaining unearned interest of $51,297 resulting in a balance of $233,703.

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	March 31	December 31
	2014	2013
Accrued interest	$132,407	$103,405
Accrued interest-related party	59,323	32,352
Accrued compensation	332,175	302,861
Accounts payable	240,000	240,000
Accrued operating expenses	298,215	297,378
	$1,062,120	$975,996

NOTE 6 – NOTE PAYABLE

During the period ended March 31, 2014 and the year ended December 31, 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the period ended March 31, 2014 and the year ended December 31, 2013 are $19,500 and $521,483, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt.

During the period ended March 31, 2014 and the year ended December 31, 2013 other convertible debts were converted into common shares of the Company.  During the period ended March 31, 2014 and the year ended December 31, 2013, total loan conversions of $127,057 plus accrued interests of $11,045 were made into 2,386,370,871 shares respectively and total loan conversions of $280,230 plus accrued interests of $22,384 were made into 1,254,144,984 shares respectively.

A summary of the amounts outstanding as of March 31, 2014 and December 31, 2013 are as follows:

	Face amount	Less	Balance March 31,	Balance December 31,
	of loans	Debt discount	2014	2013

Tonaquint	$402,021	$(229,180)	$172,841	$117,327
Redwood Management, LLC	372,992	-	372,992	372,992
AES Capital Corp.	-	-	-	24,016
LG Capital	19,500	(16,748)	2,752	-
JMJ Financial	-	-	-	25,000
	$794,513	$(245,928)	$548,585	$539,335

NOTE 7 – PAYABLE – STOCKHOLDERS

In the first quarter of 2014, the Company received $89,308 in loans from stockholders. The amount owed to stockholders at March 31, 2014 is $1,046,418. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

During the first quarter of 2014, the Company did not receive any loans from Hanscom Inc. The amount owed to Hanscom K. Inc. at March 31, 2014 is $31,080. These loans are non-interest bearing and are payable on demand.

During the first quarter of 2014, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at March 31, 2014 is $28,500. These loans are non-interest bearing and are payable on demand.

During the period ended March 31, 2014 and the year ended December 31, 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during period ended March 31, 2014 and the year ended December 31, 2013 are $0 and $174,532, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt.

During the period ended March 31, 2014 and the year ended December 31, 2013 other convertible debts were converted into common shares of the Company.  During the period ended March 31, 2014 and the year ended December 31, 2013, total loan conversions of $71,495 plus accrued interests of $3,843 and $287,838 plus accrued interests of $8,082 were made into 1,826,416,398 and 1,233,147,629 shares respectively.

A summary of the amounts outstanding as of March 31, 2014 and December 31, 2013 are as follows:

	Face amount	Less	Balance March 31,	Balance December 31,
	of loans	Debt discount	2014	2013

Asher Enterprises Inc	$32,500	$(16,491)	$16,009	$24,348
AGS Capital Group LLC	260	-	260	-
Panache Capital LLC	-	-	-	6,293
Stockholders	1,046,418	-	1,046,418	966,638
Hanscom K. Inc.	31,080	-	31,080	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,138,758	$(16,491)	$1,122,267	$1,056,859

NOTE 8 – DERIVATIVE LIABILITIES

During the period ended March 31, 2014, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 7 and 8. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 228.63% and 292.00% and a forfeiture rate of 0.00%.  The derivative liability at March 31 2014 and December 31, 2013 are as follows:

	2014	2013

Asher Enterprises Inc	$59,958	$125,853
Tonaquint	756,993	996,669
AES Capital Corp.	-	14,350
AGS Capital Group LLC	-	30,553
JMJ Financial	-	42,904
LG Capital	47,384	-
Panache Capital LLC	-	6,293
Redwood Management, LLC	372,994	372,994
Total	$1,237,329	$1,589,616

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 6,901,010,372 were issued and outstanding as of March 31, 2014.

During the first quarter of 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 7)	$34,900	$2,200	$742,000,000
Tonaquint (note 6)	78,041	-	1,046,183,334
AES Capital Corp. (note 6)	24,016	5,949	599,292,800
AGS Capital Group LLC (note 7)	30,302	543	840,956,240
JMJ Financial (note 6)	25,000	5,096	633,605,263
Panache Capital LLC (note 7)	6,293	1,100	164,186,223
	-	-	-
Total	$198,552	$14,888	$4,026,223,860

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2014, the Company received loans from stockholders in the amount of $89,308. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended March 31, 2014 and 2013, interest paid to related party totaled $26,691 and $17,963.

NOTE 11 – SUBSEQUENT EVENTS

During the second quarter of 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Tonaquint (note 6)	$14,657	$-	$244,275,000
AGS Capital Group LLC (note 7)	15,305	-	306,100,000
Total	$29,962	$-	$550,375,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW's machine per month.

Results of Operations

For the Three Month Period ended March 31, 2014

Overview

We incurred net losses of $349,674 for the three month period ended March 31, 2014 as compared to net losses of $236,108 for the comparable period of 2013. There has been a decrease of $14,445 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $585,894 and a decrease in interest expenses of $402,972 mainly attributable to the interest expense resulting from derivative liabilities.

Development Stage Expenditures

Development stage expenditures for the three month period ended March 31, 2014, which were $121,114 in salaries,   $6,003 in rent and $16,334 in professional fees. This is compared to development stage expenditures for the three month period ended March 31, 2013, which were $121,080 in salaries, $6,003 in rent and $37,053 in professional fees. There has been a a decrease of $14,445 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $585,894 and a decrease in interest expenses of $402,972 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the three month period ended March 31, 2014 we had no sales. This compared to sales of $0 for the same period of 2013.

Total Cost and Expenses

For the three month period ended March 31, 2014, we incurred Total Costs and Expenses of $349,674, an increase of 48% from the same period of 2013. There has been a decrease of $14,445 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $644,260 and a decrease in interest expenses of $402,972 mainly attributable to the interest expense resulting from derivative liabilities.

Selling, General and Administration

For the three month period ended March 31, 2014, we incurred selling, general and administration expenses of $167,141, a decrease of 8% from the same period last year. The decrease resulted from the professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2014, we incurred a charge of $277,566. This compared to $680,538 for the same period of the previous year. The decrease is caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At March 31, 2014, we had $221 in cash, as opposed to $1,237 in cash at December 31, 2013. Total cash requirements for operations for the three month period ended March 31, 2014 was $109,824. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2014 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2014 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $245,535 as of March 31, 2014. This was an increase of $27,317, or 13%, as compared to current assets of $218,218 as of December 31, 2013. The increase was primarily attributable to note interest amortized on the note receivable.

We had total current liabilities of $4,145,301 as of March 31, 2014. This was a decrease of $191,505, or 4%, as compared to current liabilities of $4,336,806 as of December 31, 2013. The net decrease was attributable to a decrease in derivative liabilities due to the conversion of loans into common stock.

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

ITEM 4.                    CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended March 31, 2014.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this quarterly report.

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                    EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2
3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3
3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4
10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1
10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1
10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1
10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4
10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5
10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6
10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7
10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8
10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9
10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10
10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11
10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12
10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13
10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14
10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15
10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16
10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17
10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18
10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19
10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20
10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21
10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22
10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23
10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25
10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1
10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27
10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28
10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29
10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30
10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31
10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32
10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33
10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34
10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35
10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36
10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37
10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39
10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40
10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41
10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42
10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43
10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44
10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45
10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46
10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47
10.48	"ERPA" with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1
10.49	"ERPA" with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2
10.50	"ERPA" with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3
10.51	"ERPA" with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4
10.52	"ERPA" with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5
10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6
10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7
10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8
10.56	"ERPA" with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9
10.57	"ERPA" with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10
10.58	"ERPA" with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11
10.59	"ERPA" with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	"ERPA" with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13
10.61	"ERPA" with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14
10.62	"ERPA" with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15
10.63	"ERPA" with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16
10.64	"ERPA" with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17
10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18
10.66	"ERPA" with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19
10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20
10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21
10.69	"ERPA" with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22
10.70	"ERPA" with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23
10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24
10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25
10.73	"ERPA" with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26
10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1
10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2
14.1	Code of Ethics.	10-KSB	3/31/08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1
99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2
99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3
99.4	Stock Option Plan.	10-KSB	3/31/08	99.4
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2014.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and a member of the
Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1
3.2	Bylaws.	SB-2	5/28/04	3.2
3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3
3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4
10.1	Letter of Intent with XL Generation AG.	8-K	7/6/05	99.1
10.2	Share Exchange Agreement with XL Generation AG.	8-K	8/19/05	99.1
10.3	Loan Agreement with Capex Investments.	8-K	9/14/05	99.1
10.4	Form of Indemnification Agreement with Capex Investments Limited.	8-K/A	11/1/05	10.4
10.5	Common Stock Purchase Agreement with Capex Investments Limited.	8-K	11/15/05	10.5
10.6	Common Stock Purchase Agreement with Aton Selct Fund Limited.	8-K	11/15/05	10.6
10.7	Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.7
10.8	Series A Warrant to Purchase Shares of Common Stock to Capex Investments Limited.	8-K	11/15/05	10.8
10.9	Series A Warrant to Purchase Shares of Common Stock to Aton Select Fund Limited.	8-K	11/15/05	10.9
10.10	Series A Warrant to Purchase Shares of Common Stock to Asset Protection Fund Limited.	8-K	11/15/05	10.10
10.11	Registration Rights Agreement with Capex Investments Limited.	8-K	11/15/05	10.11
10.12	Registration Rights Agreement with Aton Select Fund Limited.	8-K	11/15/05	10.12
10.13	Registration Rights Agreement with Asset Protection Fund Limited.	8-K	11/15/05	10.13
10.14	Amendment to the Common Stock Purchase Agreement with Aton Select Fund Limited.	8-K	12/08/05	10.14
10.15	Amendment to the Common Stock Purchase Agreement with Asset Protection Fund Limited.	8-K	12/08/05	10.15
10.16	Lease Agreement with 866 U.N. Plaza Associates LLC.	10-QSB	12/30/05	10.16
10.17	Exclusive Manufacturing License Agreement and Non-Exclusive Distribution Agreement with APW Inc.	10-QSB	12/30/05	10.17
10.18	Common Stock Purchase Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.18
10.19	Series B Warrant to Purchase Shares of Common Stock to Professional Trading Services SA.	SB-2	1/13/06	10.19
10.20	Registration Rights Agreement with Professional Trading Services SA.	SB-2	1/13/06	10.20
10.21	Amended and Restated Common Stock Purchase Agreement with Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.21
10.22	Series B Warrant to Purchase Shares of Common Stock to Bank Sal. Oppenheim Jr. & Cie. (Switzerland) Limited.	SB-2	1/13/06	10.22
10.23	Agreement of Withdrawal from Stadium SA.	SB-2	1/13/06	10.23
10.24	License Agreement with WKF/5 Ltd.	SB-2	1/13/06	10.24

10.25	Amendment to License Agreement with WKF/5 Ltd and Alain Lemieux.	SB-2	1/13/06	10.25
10.26	Form of Subscription Agreement.	SB-2	5/28/04	99.1
10.27	Employment Agreement with Alain Lemieux.	10-KSB	4/13/06	10.27
10.28	Employment Agreement with Daniel Courteau.	10-KSB	4/13/06	10.28
10.29	Employment Agreement with Flemming Munck.	10-KSB	4/13/06	10.29
10.30	Employment Agreement with Eric Giguere.	10-KSB	4/13/06	10.30
10.31	Endorsement Agreement with La Societe 421 Productions.	10-KSB	4/13/06	10.31
10.32	Summary of terms and conditions of Oral Consulting Agreement with Greendale Consulting Limited.	10-KSB	4/13/06	10.32
10.33	Exclusive Manufacturing License Agreement with Polyprod Inc.	10-KSB	4/13/06	10.33
10.34	Management Fee Arrangement with Polyprod Inc.	10-KSB	4/13/06	10.34
10.35	Supply Contract with Febra- Kunststoffe GimbH and BASF Aktiengesellschaft.	10-KSB	4/13/06	10.35
10.36	Loan Agreement with Fiducie Alain Lemieux.	10-KSB	4/13/06	10.36
10.37	Confirmation of Debt.	10-KSB	4/13/06	10.37
10.38	Agreement with Daniel Courteau regarding Repayment of loans to Symbior Technologies Inc.	10-KSB	4/13/06	10.38
10.39	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39
10.40	Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.40
10.41	Summary of terms and conditions of Loan Agreement with Albert Beerli.	10-KSB	4/13/06	10.41
10.42	Lease Agreement with Albert Beerli.	10-KSB	4/13/06	10.42
10.43	Memorandum regarding XL Generation Canada Inc.	10-KSB	4/13/06	10.43
10.44	Stock Purchase Agreement with XL Generation AG and Stadium SA.	10-KSB	4/13/06	10.44
10.45	Common Stock Purchase Agreement with Poma Management SA.	10-QSB	9/13/06	10.45
10.46	Common Stock Purchase Agreement with Aton Select Fund Limited.	10-QSB	9/13/06	10.46
10.47	Consulting Agreement by and between Ecolocap Solutions Inc. and Lakeview Consulting LLC.	8-K	11/11/08	10.47
10.48	"ERPA" with Hong Kong Construction Investment Joint Stock Company.	8-K	12/23/08	10.1
10.49	"ERPA" with Thuong Hai Joint Stock Company.	8-K	12/23/08	10.2
10.50	"ERPA" with Vietnam Power Development Joint Stock Company.	8-K	12/23/08	10.3
10.51	"ERPA" with Hop Xuan Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.4
10.52	"ERPA" with ThangLong Education Development and Construction Import Export Investment Joint Stock Company.	8-K	12/23/08	10.5
10.53	Revised Consulting Agreement with Sodexen Inc.	8-K	12/23/08	10.6
10.54	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7
10.55	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8
10.56	"ERPA" with Tan Hiep Phuc Electricity Construction Joint-Stock Company Vietnam.	8-K	12/23/08	10.9
10.57	"ERPA" with Tuan Anh Hydraulic Development and Construction Investment Corporation, Vietnam.	8-K	12/23/08	10.10
10.58	"ERPA" with Lao Cai Energy & Resources Investment Joint Stock Company, Vietnam.	8-K	12/23/08	10.11
10.59	"ERPA" with Xiangton Iron and Steel Group Co. Ltd.	8-K	12/23/08	10.12

10.60	"ERPA" with Hunan Valin Xiangton Iron & Steel Co. Ltd.	8-K	12/23/08	10.13
10.61	"ERPA" with Hebi Coal Industry (Group) Co. Ltd.	8-K	12/23/08	10.14
10.62	"ERPA" with Hebei Jinlong Cement Group Co., Ltd.	8-K	12/23/08	10.15
10.63	"ERPA" with Bao Tan Hydro Electric Joint-Stock Company.	8-K	12/23/08	10.16
10.64	"ERPA" with Construction and Infrastruction Development Joint-Stock Company Number Nine.	8-K	12/23/08	10.17
10.65	Greenhouse Gas Offset Management Services Representation Agreement.	8-K	12/23/08	10.18
10.66	"ERPA" with Xinjiang Xiangjianfeng Energy and Technology Development Co. Ltd.	8-K	12/23/08	10.19
10.67	Technical Service Agreement with Xinjiang Xiangjinfeng Energy and Technology Development Co., Ltd.	8-K	12/23/08	10.20
10.68	Technical Service Agreement with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.21
10.69	"ERPA" with Hebei Fengda Metallized Pellet Co., Ltd.	8-K	12/23/08	10.22
10.70	"ERPA" with Shandong Chengzeyuan Environment Protection Engineering Co. Ltd.	8-K	12/23/08	10.23
10.71	Technical Services Agreement with Shandong Chengzeyuan Environment Protection Engineering Co., Ltd.	8-K	12/23/08	10.24
10.72	Technical Services Agreement with Leshan Kingssun Group Co. Ltd.	8-K	12/23/08	10.25
10.73	"ERPA" with Leshan Kingssun Group Co., Ltd.	8-K	12/23/08	10.26
10.74	Supply Agreement dated July 25, 2012.	8-K	7/30/12	10.1
10.75	Sale and Purchase Agreement dated July 27, 2012.	8-K	7/30/12	10.2
14.1	Code of Ethics.	10-KSB	3/31/08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1
99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2
99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3
99.4	Stock Option Plan.	10-KSB	3/31/08	99.4
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X