Form 10-Q
period 2014-06-30
ECOLOCAP SOLUTIONS INC.
filed 2014-08-19
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 3,934,026 shares of Common Stock, par value $0.00001, outstanding as of August 14, 2014.

PART I: FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$0	$1,237
Note Receivable	270,369	197,037
Prepaid expenses and sundry current assets	3,278	19,944

TOTAL CURRENT ASSETS AND ASSETS	$273,647	$218,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note Payable	664,686	539,335
Note payable-stockholders	1,217,684	1,056,859
Derivative liabilities	1,106,216	1,589,616
Accrued expenses and sundry current liabilities related party	67,632	32,352
Accrued expenses and sundry current liabilities	1,070,944	943,644

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$4,302,162	$4,336,806

STOCKHOLDERS' DEFICIENCY
Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,934,026 and 1,437,393 Shares, respectively issued and outstanding	$39	$14
Additional paid in capital	36,168,744	35,456,653
Accumulated Deficit	(25,059,593)	(25,059,593)
Deficit accumulated during development stage	(18,733,834)	(18,250,465)

TOTAL STOCKHOLDERS' DEFICIENCY-Ecolocap Solutions Inc.	$(7,624,644)	$(7,853,391)

Less Non-controlling interest	3,596,129	3,734,803

TOTAL STOCKHOLDERS' DEFICIENCY	(4,028,515)	(4,118,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$273,647	$218,218

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Six Months	Six Months	Three Months	Three Months	Beginning of development
	ended	ended	ended	ended	stage, January 1,
	June 30,	June 30,	June 30,	June 30,	2007, through
	2014	2013	2014	2013	June 30, 2014

SALES	$-	$-	$-	$-	$469,840

Cost of sales	-	-	-	-	452,000

Gross Profit	-	-	-	-	17,840

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	349,607	366,658	182,466	185,072	5,246,427
Depreciation and amortization	-	35,966	-	17,724	991,976
Research and development	-	-	-	-	1,360,278
Gain on settlement of debts-foreign Subsidiary	-	-	-	-	(8,013,125)
Gain on sale of equipment					(209,214)
Impairment Loss Fixed Assets					302,750
Impairment Loss Intangible Assets					5,499,842
Impairment Loss Goodwill					7,008,721
Compensation (gain) expense	-	(116,925)	-	(116,925)	28,201
Stock Based compensation					5,211,897
Debt conversion inducement expense	-	-	-	-	820,297
Compensation for services	-	-	-	-	258,000
Gain on derivatives at market	(161,567)	(947,834)	(103,201)	(303,574)	(1,823,185)
Payments received under Standstill Agreement	-	-	-	-	(200,000)
Interest expense-related party	48,577	38,264	21,886	17,263	162,815
Interest	458,758	1,030,043	207,883	370,506	4,274,467
Interest income	(73,332)	-	(36,666)	-	(95,369)
Foreign exchange loss (gain)	(1)	4	-	2	(163,428)

TOTAL COSTS AND EXPENSES	622,042	406,176	272,368	170,068	20,661,350

Net loss from continuing operations	(622,042)	(406,176)	(272,368)	(170,068)	(20,643,510)
Net loss from discontinued operations					(185,451)
Gain on Sale of discontinued operations					48,257

Net loss	$(622,042)	$(406,176)	$(272,368)	$(170,068)	(20,780,704)

Attributable to :
Ecolocap Solutions Inc	$(483,369)	$(257,760)	$(202,011)	$(104,325)	(18,733,834)
Non-controlling interest	$(138,673)	$(130,416)	$(70,357)	$(65,743)	(2,046,870)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/	A

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/	A

Average weighted Number of Shares	3,288,021	311,679	3,887,273	375,926	N/	A

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	June 30	June 30	Beginning of Development stage, January 1, 2007, through
	2014	2013	June 30, 2014
Net loss	$(622,042)	$(406,176)	$(20,780,704)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	35,966	991,977
Imputed interests of shareholders loans	26,126	18,810	118,147
Impairment loss fixed assets	-		302,750
Impairment loss intangible assets	-		5,499,842
Impairment loss goodwill			7,008,721
Gain on sale of equipment			(209,214)
Compensation (gain) expense	-	(116,925)	28,201
Debt conversion inducement expense	-	-	820,297
Issuance of common stock for services			3,269,600
Stock based compensation			5,211,897
Interests loans conversion	-	-	46,194
Gain on derivatives liabilities at market	(161,567)	(947,834)	(1,823,185)
Interest expense on derivatives	378,748	997,537	3,205,140
Unrealized foreign exchange	-	-	(220,463)
Interests accrued in note receivable	(73,332)	-	(270,369)

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	16,666	-	38,067
Deposit on machinery	-	-	545,400
Customer deposit	-	-	(279,940)
Accrued expenses and sundry current liabilities	196,053	146,059	(1,554,444)

Net cash provided by (used in) operating activities	$(239,348)	$(272,563)	$1,947,914

Investing activities
Cash acquired during acquisition	-	-	38,115
Dispositions of property and equipment	-	-	359,352
Acquisitions of property and equipment	-	-	(695,355)

Net cash used in investing activities	$-	$-	$(297,888)

Financing activities
Stock payable			(1,000,000)
Issuance of common stock	-	-	471,010
Sale of common stock	-	-	1,003,400
Proceeds of loans payable	50,340	25,000	1,384,230
Proceeds (Repayment) of loans from shareholder	187,771	240,741	(3,637,273)

Net cash provided by (used in) financing activities	$238,111	$265,741	$(1,778,633)

Decrease in cash	(1,237)	(6,822)	(128,607)

Cash-beginning of period	1,237	6,910	128,607

Cash-end of period	$0	$88	$0

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of debt to equity	$-	$516,113	820,297
Conversion of current liabilities to common stock	33,474		160,966
Conversion of notes payable to common stock	$151,412	$-	280,230
Debt discount in notes payable	$(227,263)	$-	259,784
Conversion of notes payable stockholders to common stock	83,516		287,838
Debt discount in notes payable stockholders	(56,570)		(115,508)
Interest loans conversion	$-	$46,194	46,194

ECOLOCAP SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2014.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2013.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. For the six months ended June 30, 2014 and 2013 there were no amounts charged to research and development expenses.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2014 the Company has incurred losses of $622,042. The Company has negative working capital of $4,028,515 at June 30, 2014 and a stockholders' deficiency of $4,028,515 at June 30, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE-4 - NOTE RECEIVABLE

On December 17, 2013, the Company signed a receivable note with a KMBT, a manufacturer of machinery, in the aggregate amount of $285,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice and is payable nine months following its issuance. The amount receivable from KMBT at June 30, 2014, is shown net of the remaining unearned interest of $14,631 resulting in a balance of $270,369.

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	June 30	December 31
	2014	2013
Accrued interest	$73,084	$103,405
Accrued compensation	363,289	302,861
Accounts payable	240,000	240,000
Accrued operating expenses	394,571	297,378
	$1,070,944	$943,644

NOTE 6 – NOTE PAYABLE

During 2014 and the year ended December 31, 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the six month period ended June 30, 2014 and the year ended December 31, 2013 are $50,340 and $521,483, respectively.

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

During the six month period ended June 30, 2014 and the year ended December 31, 2013 other convertible debts were converted into common shares of the Company.  During the six month period ended June 30, 2014 and the year ended December 31, 2013, total loan conversions of $151,412 plus accrued interests of $26,347 were made into 1,470,012 shares respectively and total loan conversions of $280,230 plus accrued interests of $22,384 were made into 627,072 shares respectively.

A summary of the amounts outstanding as of June 30, 2014 and December 31, 2013 are as follows:

	Face amount	Less	Balance June 30,	Balance December 31,
	of loans	Debt discount	2014	2013

Tonaquint	$377,666	$(102,350)	$275,316	$117,327
Redwood Management, LLC	372,992	-	372,992	372,992
AES Capital Corp.	-	-	-	24,016
LG Capital	19,500	(10,104)	9,396	-
GSM Fund	30,000	(23,018)	6,982	-
JMJ Financial	-	-	-	25,000
	$800,158	$(135,472)	$664,686	$539,335

NOTE 7 – NOTE PAYABLE – STOCKHOLDERS

In 2014, the Company received $89,308 in loans from stockholders. The amount owed to stockholders at June 30, 2014 is $1,131,141. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

The amount owed to Hanscom K. Inc. at June 30, 2014 is $31,080. These loans are non-interest bearing and are payable on demand.

The amount owed to RCO Group Inc. at June 30, 2014 is $28,500. These loans are non-interest bearing and are payable on demand.

During the six month period ended June 30, 2014 and the year ended December 31, 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during period ended June 30, 2014 and the year ended December 31, 2013 are $14,000 and $174,532, respectively.

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

During the six month period ended June 30, 2014 and the year ended December 31, 2013 other convertible debts were converted into common shares of the Company.  During the period ended June 30, 2014 and the year ended December 31, 2013, total loan conversions of $85,495 plus accrued interest of $5,148 and $287,838 plus accrued interest of $8,082 were made into 1,026,621 and 616,574 shares respectively.

A summary of the amounts outstanding as of June 30, 2014 and December 31, 2013 are as follows:

	Face amount	Less	Balance June 30,	Balance December 31,
	of loans	Debt discount	2014	2013

Asher Enterprises Inc	$32,500	$(5,537)	$26,963	$24,348
Panache Capital LLC	-	-	-	6,293
Stockholders	1,131,141	-	1,131,141	966,638
Hanscom K. Inc.	31,080	-	31,080	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,223,221	$(5,537)	$1,217,684	$1,056,859

NOTE 8 – DERIVATIVE LIABILITIES

During the six month period ended June 30, 2014, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 7 and 8. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 228.63% and 292.00% and a forfeiture rate of 0.00%.  The derivative liability at June 30, 2014 and December 31, 2013 are as follows:

	2014	2013

Asher Enterprises Inc	$50,377	$125,853
Tonaquint	595,637	996,669
AES Capital Corp.	-	14,350
AGS Capital Group LLC	-	30,553
JMJ Financial	-	42,904
LG Capital	41,580	-
GSM Fund	45,628	-
Panache Capital LLC	-	6,293
Redwood Management, LLC	372,994	372,994
Total	$1,106,216	$1,589,616

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,934,026 were issued and outstanding as of June 30, 2014.

On June 3, 2014, the Company consented to effect a reverse stock split of our outstanding common stock on a one (1) share for two thousand (2,000) shares basis.

During 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interest	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 7)	$34,900	$2,200	$371,000
Tonaquint (note 6)	102,396	15,302	853,563
AES Capital Corp. (note 6)	24,016	5,949	299,646
AGS Capital Group LLC (note 7)	44,302	1,848	573,528
JMJ Financial (note 6)	25,000	5,096	316,803
Panache Capital LLC (note 7)	6,293	1,100	82,093
	-	-	-
Total	$236,907	$31,495	$2,496,633

NOTE 10 – RELATED PARTY TRANSACTIONS

In 2014, the Company received loans from stockholders in the amount of $164,503. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended June 30, 2014 and 2013, interest paid to related party totaled $21,886 and $17,263.

Accrued interest consisted of the following at:

	June 30	December 31
	2014	2013
Accrued interest-related party	$73,084	$103,405

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW's machine per month.

Results of Operations

For the Three Month Period ended June 30, 2014

Overview

We incurred net losses of $272,368 and $622,042 for the three and six month periods ended June 30, 2014 as compared to net losses of $170,068 and $406,176 for the comparable periods of 2013. There has been a decrease of $17,051 in selling, general and administrative expenses, a decrease in the gain on derivatives of $786,267 and a decrease in interest expense of $560,972 mainly attributable to the interest expense resulting from derivative liabilities.

Development Stage Expenditures

Development stage expenditures for the six month period ended June 30, 2014, which were $211,114 in salaries, $12,006 in rent and $27,286 in professional fees. This is compared to development stage expenditures for the six month period ended June 30, 2013, which were $242,124 in salaries, $12,006 in rent and $56,555 in professional fees. There has been a a decrease of $17,051 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $786,267 and a decrease in interest expenses of $560,972 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

    For the three and six month periods ended June 30, 2014 and 2013 we had no sales.

Total Cost and Expenses

   For the three and six month periods month periods ended June 30, 2014, we incurred Total Costs and Expenses of $272,368 and $622,042, an increase of 60% for the three month period and a decrease of 53% for the six month period of 2013. There has been a decrease of $17,051 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $786,267 and a decrease in interest expenses of $560,972 mainly attributable to the interest expense resulting from derivative liabilities.

Selling, General and Administration

For the three and six month periods ended June 30, 2014, we incurred selling, general and administration expenses of $182,466 and  $349,607, a decrease of 1% from the three month period from the same period of 2013 and a decrease of 5%for the six month period from the same period of 2013. The decrease resulted from the professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2014, we incurred a charge of $229,769 and $507,335 including related party interest. This compared to $387,769 and $1,068,307 for the same periods of the previous year. The decrease is caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At June 30, 2014, we had no cash, as opposed to $1,237 in cash at December 31, 2013. Total cash requirements for operations for the six month period ended June 30, 2014 was $239,348. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2014 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2014 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $273,647 as of June 30, 2014. This was an increase of $55,429, or 25%, as compared to current assets of $218,218 as of December 31, 2013. The increase was primarily attributable to note interest amortized on the note receivable.

We had total current liabilities of $4,302,162 as of June 30, 2014. This was a decrease of $34,644, or 1%, as compared to current liabilities of $4,336,806 as of December 31, 2013. The net decrease was attributable to a decrease in derivative liabilities due to the conversion of loans into common stock.

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

ITEM 4.                          CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the period ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of August, 2014.

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