Form 10-Q/A
period 2014-09-30
ECOLOCAP SOLUTIONS INC.
filed 2014-12-23
CIK 1290506

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
The Issuer had 3,934,026 shares of Common Stock, par value $0.00001, outstanding as of November 14, 2014.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2014 is to include the financial statements and management's discussion and analysis.

PART I: FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$0	$1,237
Note Receivable	290,827	197,037
Prepaid expenses and sundry current assets	-	19,944

TOTAL CURRENT ASSETS AND ASSETS	$290,827	$218,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note Payable	748,701	539,335
Note payable-stockholders	1,313,260	1,056,859
Derivative liabilities	1,062,420	1,589,616
Accrued expenses and sundry current liabilities related party	76,563	32,352
Accrued expenses and sundry current liabilities	1,164,412	943,644

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$4,540,356	$4,336,806

STOCKHOLDERS' DEFICIENCY
Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,934,026 and 1,437,393 Shares, respectively issued and outstanding	$39	$14
Additional paid in capital	36,183,413	35,456,653
Accumulated Deficit	(43,969,972)	(43,310,058)

TOTAL STOCKHOLDERS' DEFICIENCY-Ecolocap Solutions Inc.	$(7,786,520)	$(7,853,391)

Less Non-controlling interest	3,536,991	3,734,803

TOTAL STOCKHOLDERS' DEFICIENCY	(4,249,529)	(4,118,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$290,827	$218,218

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	515,586	532,007	165,979	165,349
Depreciation and amortization	-	53,573	-	17,607
Compensation (gain) expense	-	(116,925)	-	-
Gain on derivatives at market	(205,363)	(1,180,493)	(43,796)	(232,659)
Interest expense-related party	72,177	55,292	23,600	17,028
Interest expense	569,116	1,258,036	110,357	227,993
Interest income	(93,790)	-	(20,458)	-
Foreign exchange loss (gain)	(1)	2	-	(2)

TOTAL COSTS AND EXPENSES	857,725	601,492	235,682	195,316

Net loss	$(857,725)	$(601,492)	$(235,682)	$(195,316)

Attributable to :
Ecolocap Solutions Inc.	$(659,914)	$(408,075)	$(176,544)	$(132,315)
Non-controlling interest	$(197,811)	$(193,417)	$(59,138)	$(63,001)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss from continuing operations	$(857,725)	$(601,492)	$(235,682)	$(195,316)

Average weighted Number of Shares	3,513,397	400,983	3,934,026	501,772

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	September 30	September 30
	2014	2013

Net loss	$(857,725)	$(601,492)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	53,573
Imputed interests of shareholders loans	40,795	29,700
Compensation gain	-	(116,925)
Gain on derivatives liabilities at market	(205,363)	(1,180,493)
Interest expense on derivatives	469,140	1,212,935
Accrued interest income	(93,790)	-

Changes in operating assets and liabilities:

Prepaid expenses and sundry current assets	19,944	-
Accrued expenses and sundry current liabilities	298,451	212,584

Net cash used in operating activities	$(328,548)	$(390,118)

Financing activities

Proceeds of loans payable	49,501	25,000
Proceeds of loans from stockholder	277,810	358,241

Net cash provided by financing activities	$327,311	$383,241

Decrease in cash	(1,237)	(6,877)

Cash-beginning of period	1,237	6,910

Cash-end of period	$0	$33

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities to common stock	$33,474	$140,592
Conversion of notes payable to common stock	$151,412	$229,648
Debt discount in notes payable derived from derivative liability	$(311,277)	$31,580
Conversion of notes payable stockholders to common stock	83,516	235,361
Debt discount in notes payable stockholders derived from derivative liability	(62,107)	(137,779)

ECOLOCAP SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2014.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2013.

The Company has elected to adopt early application of ASV NO. 2014-10, Development Stage entities (TOPIC 915): Elimination of Certain Financial Requirements; we no longer present or disclose inception to date information and other remaining requirements of TOPIC 915.

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

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk. The derivative liability resulting from the conversion feature of our convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. For the nine months ended September 30, 2014 and 2013 there were no amounts charged to research and development expenses.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

NOTE 4 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2014 the Company has a net loss of $857,725. The Company has negative working capital of $4,249,529 at September 30, 2014 and a stockholders' deficiency of $4,249,529 at September 30, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 – NOTE RECEIVABLE

On December 17, 2013, the Company signed a receivable note with a KMBT, a manufacturer of machinery, in the aggregate amount of $285,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice and is payable nine months following its issuance. On October 31, 2014, the Company signed an agreement which postponed the loan payment until January 31, 2015. The amount receivable from KMBT at September 30, 2014, includes accrued interest resulting in a balance of $290,827.

NOTE 6 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	September 30	December 31
	2014	2013
Accrued interest	$93,522	$103,405
Accrued compensation	394,403	302,861
Accounts payable	240,000	240,000
Accrued operating expenses	436,487	297,378
	$1,164,412	$943,644

NOTE 7 – NOTE PAYABLE

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  No amounts were received during the three month and the amounts received during the nine month period ended September 30, 2014 and the year ended December 31, 2013 are $49,501 and $521,483, respectively.

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

During the nine month period ended September 30, 2014 and the year ended December 31, 2013 other convertible debts were converted into common shares of the Company.  During the nine month period ended September 30, 2014 and the year ended December 31, 2013, note payable of $151,412 plus accrued interest of $26,347 and $280,230 plus accrued interest of $22,384, respectively, were converted into 1,470,012 and 627,072 common shares, respectively of the Company.

A summary of the amounts outstanding as of September 30, 2014 and December 31, 2013 are as follows:

	Face amount	Less	Balance September 30,	Balance December 31, 2013
	of loans	Debt discount	2014	Net of discount

Tonaquint	$377,666	$(34,349)	$343,317	$117,327
Redwood Management, LLC	372,992	-	372,992	372,992
AES Capital Corp.	-	-	-	24,016
LG Capital	19,500	(3,460)	16,040	-
GSM Fund	30,000	(13,648)	16,352	-
JMJ Financial	-	-	-	25,000
	$800,158	$(51,457)	$748,701	$539,335

NOTE 8 – NOTE PAYABLE – STOCKHOLDERS

In 2014, the Company received $277,810 in non convertible loans from stockholders. The amount owed to stockholders at September 30, 2014 is $1,313,260. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

The amount owed to Hanscom K. Inc. at September 30, 2014 is $31,080. These loans are non-interest bearing and are payable on demand.

The amount owed to RCO Group Inc. at September 30, 2014 is $28,500. These loans are non-interest bearing and are payable on demand.

During the nine month period ended September 30, 2014 and the year ended December 31, 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 50% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during period ended September 30, 2014 and the year ended December 31, 2013 are $14,000 and $174,532, respectively. The convertible notes balance at September 30, 2014 is $32,500.

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

During the nine month period ended September 30, 2014 and the year ended December 31, 2013 other convertible debts were converted into common shares of the Company.  During the period ended September 30, 2014 and the year ended December 31, 2013, total loan conversions of $85,495 plus accrued interest of $5,148 and $287,838 plus accrued interest of $8,082 were made into 1,026,621 and 616,574 shares respectively.

A summary of the amounts outstanding as of September 30, 2014 and December 31, 2013 are as follows:

	Face amount	Less	Balance September 30,	Balance December 31,
	of loans	Debt discount	2014	2013

Asher Enterprises Inc	$32,500	$-	$32,500	$24,348
Panache Capital LLC	-	-	-	6,293
Stockholders	1,221,180	-	1,221,180	966,638
Hanscom K. Inc.	31,080	-	31,080	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,313,260	$-	$1,313,260	$1,056,859

NOTE 9 – DERIVATIVE LIABILITIES

During the nine month period ended September 30, 2014, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 7 and 8. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 228.63% and 292.00% and a forfeiture rate of 0.00%.  The derivative liability at September 30, 2014 and December 31, 2013 are as follows:

	2014	2013

Asher Enterprises Inc	$44,881	$125,853
Tonaquint	565,370	996,669
AES Capital Corp.	-	14,350
AGS Capital Group LLC	-	30,553
JMJ Financial	-	42,904
LG Capital	38,155	-
GSM Fund	41,020	-
Panache Capital LLC	-	6,293
Redwood Management, LLC	372,994	372,994
Total	$1,062,420	$1,589,616

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,934,026 were issued and outstanding as of September 30, 2014.

On June 3, 2014, the Company consented to effect a reverse stock split of our outstanding common stock on a one (1) share for two thousand (2,000) shares basis.

During 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interest	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 8)	$34,900	$2,200	371,000
Tonaquint (note 7)	102,396	15,302	853,563
AES Capital Corp. (note 7)	24,016	5,949	299,646
AGS Capital Group LLC (note 8)	44,302	1,848	573,528
JMJ Financial (note 7)	25,000	5,096	316,803
Panache Capital LLC (note 8)	6,293	1,100	82,093
	-	-	-
Total	$236,907	$31,495	2,496,633

NOTE 11 – RELATED PARTY TRANSACTIONS

In 2014, the Company received loans from stockholders in the amount of $277,810. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended September 30, 2014 and 2013, interest accrued to related party totaled $23,600 and $17,028.

Accrued interest consisted of the following at:

	September 30	December 31
	2014	2013
Accrued interest-related party	$72,177	$103,405

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted the following subsequent events as of that date.

On November 25, 2014 Asher Enterprises assigned its Convertible loan to Proteus Capital LLC. Following this assignment, the amount owed to Asher Enterprises at September 30, 2014 is $0.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

MBT is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW's machine per month.

Results of Operations

For the Three Month and Nine Month Period ended September 30, 2014

Overview

We incurred net losses of $235,682 and $857,725 for the three and nine month periods ended September 30, 2014 respectively as compared to net losses of $195,316 and $601,492 for the comparable periods of 2013. There has been a decrease of $16,420 in selling, general and administrative expenses, a decrease in the gain on derivatives of $975,580 and a decrease in interest expense of $672,035 mainly attributable to the interest expense resulting from derivative liabilities.

Development Stage Expenditures

Development stage expenditures for the nine month period ended September 30, 2014, which were $211,114 in salaries, $12,006 in rent and $27,286 in professional fees. This is compared to development stage expenditures for the nine month period ended June 30, 2013, which were $242,124 in salaries, $12,006 in rent and $56,555 in professional fees. There has been a decrease of $17,051 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $786,267 and a decrease in interest expenses of $560,972 mainly attributable to the interest expense resulting from derivative liabilities.

Revenue

For the three and nine month periods ended September 30, 2014 and 2013, we had no revenue.

Total Cost and Expenses

For the three and nine month periods month periods ended September 30, 2014, we incurred Total Costs and Expenses of $235,682 and $857,725, an increase of 60% for the three month period and a decrease of 53% for the nine month period of 2013. There has been a decrease of $16,426 in selling, general and administrative expenses, a decrease in gain on derivatives at market of $975,580 and a decrease in interest expenses of $672,035 mainly attributable to the interest expense resulting from derivative liabilities.

Selling, General and Administration

For the three and nine month periods ended September 30, 2014, we incurred selling, general and administration expenses of $165,980 and $515,587, a decrease of 0.05% from the three month period from the same period of 2013 and a decrease of 3%for the nine month period from the same period of 2013. The decrease resulted from the professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2014, we incurred a charge of $133,957 and $641,293 including related party interest. This compared to $387,769 and $1,068,307 for the same periods of the previous year. The decrease is caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At September 30, 2014, we had no cash, as opposed to $1,237 in cash at December 31, 2013. Total cash requirements for operations for the nine month period ended September 30, 2014 was $328,548. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2014 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the fourth quarter of 2014 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $290,827 as of September 30, 2014. This was an increase of $72,609, or 33%, as compared to current assets of $218,218 as of December 31, 2013. The increase was primarily attributable to note interest accrued on the note receivable.

We had total current liabilities of $4,540,356 as of September 30, 2014. This was a decrease of $203,550, or 5%, as compared to current liabilities of $4,336,806 as of December 31, 2013. The net decrease was attributable to a decrease in derivative liabilities due to the conversion of loans into common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of December, 2014.

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