Form 10-K
period 2014-12-31
ECOLOCAP SOLUTIONS INC.
filed 2017-03-22
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2014: $759,792.

As of December 31, 2014, 4,327,026 shares of the registrant's common stock were outstanding.

PART I.

ITEM 1.	BUSINESS.

EcoloCap Solutions Inc. is an integrated group of environmentally focused technologies that utilize nanotechnology to develop alternative energy products. That include: Emulsified HFO (M-Fuel). Bio_Diesel from high fatty acid sources. Old tires to syn-gas, diesel and Charcoal Conversion of low grade coal to syn-gas, methane and charcoal. Low emission conversion of Municipal Waste to steam.

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

XL Generation was the holding company of a Swiss entity, XL Generation AG, which was the marketer of an artificial sport surface called "XL Turf." We aspired to become a leading global force in the artificial turf and flooring markets by building both the strength of the XL brand and strategic partnerships with key regional turf and flooring providers. Due to market and other conditions, our board of directors decided that it was in our best interest to initiate a complete and total withdrawal from the artificial flooring sector, artificial turf, and all related business.

Following our withdrawal from the artificial flooring sector, artificial turf and all related business and after identifying new business opportunities, we changed our name from "XL Generation International Inc." to "Ecolocap Solutions Inc."

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

Micro Bubble developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels' costs and efficiencies and the NPW machine that converts waste organic oils into biodiesel and pure glycerine.

Our Business

EcoloCap Solutions Inc. is an integrated group of environmentally focused technologies that utilize nanotechnology to develop alternative energy products. That include: Emulsified HFO (M-Fuel). Bio_Diesel from high fatty acid sources. Old tires to syn-gas, diesel and Charcoal Conversion of low grade coal to syn-gas, methane and charcoal. Low emission conversion of Municipal Waste to steam. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

M-Fuel

EcoloCap Solutions Inc. developed and manufactures M-Fuel, an innovative emulsion fuel that far exceeds all conventional fuels' costs and efficiencies. This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is an emulsion of 60% heavy oil, 38%, and a 2% stabilizing additive for external combustion engines and 70% heavy oil, 28% water and 2% stabilizing additive. The production of M-Fuel takes place in our Nano Processing Units (NPU), a self-contained device that is sized for output. The NPU's can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery.

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

ECOS/Bio/ART

We are among the first public companies in North America to offer an effective and economical, fully integrated aerobic digestion technology called ECOS/Bio-ART which remediates all organic waste. ECOS/Bio-ART is a superior and less expensive process than the present anaerobic or aerobic digestion methods.

Our Current Operations

Ecolocap sold its first NPU system in 2010.

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

In April 2011, MBT announced the execution of a purchase agreement with Empresas Energy Partners Chile Generadora de Energia LTDA (EPC) for the shipment of an NPU-10 series fuel emulsion plant to Degan, Chile to produce M-Fuel.

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

In October 2013, we received an investment that was used to supply potential orders of D-20 (kerosene, methanol and water emulsion for the heating of poultry aviaries) from chicken farms and duck farms in Korea

On February 17, 2015, 1 for 2,000 reverse-stock split would be announced on FINRA's daily list and this corporate action would take effect at the open of business February 18, 2015. The reverse-stock split has been presented retroactively in this filing.

On December 19, 2016, we entered into a Supply Agreement (the "Supply Agreement") with Lakeshore Recycling Systems LLC wherein we agreed to manufacture and supply equipment and products to LLC for resale or lease to Lakeshore and LLC's customers.

Our Vision

EcoloCap brings together the innovation, engineering, and industry knowledge to create products that have a significant—constructive and quantifiable—impact on the environment, while cost-effectively enhancing intrinsic performance characteristics. With these ground-breaking alternative energy products, EcoloCap is uniquely positioned to unleash the power of nanotechnology and revolutionize the world largest markets. That include: Emulsified HFO (M-Fuel). Bio_Diesel from high fatty acid sources. Old tires to syn-gas, diesel and Charcoal Conversion of low grade coal to syn-gas, methane and charcoal. Low emission conversion of Municipal Waste to steam.

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

ECOS/Bio-ART is a cost-effective fermenter designed to continuously manage manure problems, farm animal mortality in an environmentally sound way.  ECOS/Bio/ART is cost effective.  We have programs for both small and large scale animal production areas and if offers the following benefits:

•	Reduces Odor and disease-causing organisms
•	Eliminate Lagoons
•	Eliminates ground and water contamination
•	Hides animal decomposition from public view
•	Produces a fertilizer that can be used as a soil enhancement

Competition

The M-Fuel technology is unique and is superior to any type of emulsion fuel at reduced selling process than the pre-processed fuel. In our process, we recover the free SOx and NOx present in fuel before processing. No other emulsion process eliminates heavy metals, S and N from the fuel prior to processing of the fuel. This process will also be marketed as a standalone process for the elimination of Sulphur from fuel oil.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

2014	High	Low
December 31, 2014	$0.20	$0.20
September 30, 2014	$0.20	$0.20
June 30, 2014	$0.60	$0.20
March 31, 2014	$0.60	$0.20

2013	High	Low
December 31, 2013	$3.00	$0.20
September 30, 2013	$1.40	$0.20
June 30, 2013	$5.60	$0.80
March 31, 2013	$22.00	$2.80

Holders

As of June 30, 2015, we had forty-nine stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans

On March 31, 2008, we filed a new Equity Incentive Plan (the "Plan"), effective as of March 31, 2008. On March 30, 2006, we adopted the 2006 Equity Incentive Plan (the "Plan"), effective as of March 24, 2006. Under the Plan, we may issue options, stock appreciation rights, restricted shares, deferred shares or performance shares. The maximum number of such shares of our common stock that may be issued under the Plan is 2,000,000 shares. Our officers, directors, employees, and consultants, as well as those of our subsidiaries, may participate in the Plan, as our Compensation Committee may deem to be advisable and in our best interests. No one individual may be awarded options to purchase more than 500,000 shares in any one fiscal year. No one individual may be granted more than 250,000 shares in any one fiscal year. The terms and conditions of each grant shall be as set forth in an award agreement approved by the Compensation Committee.

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

Registration Statement

On November 17, 2010, a Registration Statement on Form S-8 (the "Registration Statement") was filed by Ecolocap Solutions, Inc., a Nevada corporation (the "Company" or the "Registrant"), and the Ecolocap Solutions Inc. 2010 Non-Qualified Stock Option Plan (the "Plan") relating to 10,000,000 shares of its Common Stock, par value $0.00001 per share (the "Common Stock"), to be offered and sold to accounts of eligible persons of the Company under the Plan.

As of December 31, 2014, 10,000,000 shares of common stock have been issued pursuant to this Offering, in compensation for services.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealer's "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

Ecolocap is negotiating with a factory in Korea that would enable the Company to build 6 NPU and NPW's machine per month.

Results of Operations

For the Years ended December 31, 2014 and 2013

Overview

We incurred net losses of $2,139,966 for the year ended December 31, 2014 as compared to a net loss of $2,024,207 for the year ended December 31, 2013. There has been a decrease of $1,544,819 in gain on derivatives liabilities at market, a decrease in compensation gain of $116,925 and a decrease in interest expenses of $1,384,063 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the years ended December 31, 2014 and 2013, we recorded no sales.

Total Cost and Expenses

During the year ended December 31, 2014, we incurred Total Costs and Expenses of $682,315, a decrease of 10% from the year ended December 31, 2013.

Selling, General and Administration

During the year ended December 31, 2014, we incurred selling, general and administrative expenses of $682,315, as compared to $689,381 for the year ended December 31, 2013 for a decrease of 1%.
Interest

We calculate interest in accordance with the respective notes payable. For the year ended December 31, 2014, we incurred $953,918 as compared to $2,518,830 for the year ended December 31, 2013.The decrease is caused by interest expense on decreased borrowings and less interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At December 31, 2014, we had $0 in cash, as opposed to $1,237 in cash at December 31, 2013. Total cash used in operations for the year ended December 31, 2014 was $595,547. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2015 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2015 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $0 as of December 31, 2014. This was a decrease of 218,218, or 100%, as compared to total assets of $218,218 as of December 31, 2013. The increase was primarily attributable to a provision for bad debts on the note receivable.

We had total current liabilities of $5,310,283 as of December 31, 2014. This was an increase of $973,477 or 22%, as compared to current liabilities of $4,336,806 as of December 31, 2013. The net increase was attributable to note payables, note payables stockholders and accrued expenses and sundry current liabilities.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We incurred losses since inception. We had negative working capital as of December 31, 2014 of $5,310,283 (compared with $4,118,588 for the same period last year), and a stockholders' deficit of $5,310,283 as of December 31, 2014 (compared with a stockholders' deficit of $4,118,588 as of December 31, 2013). These factors, among others raise substantial doubt about our ability to continue as a going concern. As a result of these factors, our auditors have issued an opinion in their audit report for the year ended December 31, 2014 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

Contractual Obligations

We were the party to a lease for the Company's Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013. The rent is on a month to month basis.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than as described above.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
EcoloCap Solutions, Inc.

We have audited the accompanying consolidated balance sheet of EcoloCap Solutions, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EcoloCap Solutions, Inc. and its subsidiary as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 22, 2017

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ecolocap Solutions, Inc.
Barrington, Illinois

We have audited the accompanying consolidated balance sheet of Ecolocap Solutions, Inc. as of December 31, 2013, and the related statements of operations, changes in stockholders deficiency, and cash flow for the year than ended. Ecolocap Solutions Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecolocap Solutions, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 3.  The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ 07601

April 14, 2014

F-2

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013

ASSETS

CURRENT ASSETS
Cash	$-	$1,237
Note Receivable	-	197,037
Prepaid expenses and sundry current assets	-	19,944

TOTAL CURRENT ASSETS	-	218,218

TOTAL ASSETS	$-	$218,218

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Customer deposits	$175,000	$175,000
Notes payable	973,206	563,683
Notes payable-stockholders	1,370,760	1,032,511
Derivative liabilities	1,483,205	1,589,616
Accrued expenses and sundry current liabilities related party	86,117	32,352
Accrued expenses and sundry current liabilities	1,221,995	943,644

TOTAL CURRENT LIABILITIES	5,310,283	4,336,806

STOCKHOLDERS' DEFICIT
Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,934,026 and 1,437,393 shares, respectively issued and outstanding	39	14
Additional paid in capital	36,404,899	35,456,653
Accumulated Deficit	(45,130,843)	(43,310,058)

TOTAL STOCKHOLDERS' DEFICIT - Ecolocap Solutions, Inc.	(8,725,905)	(7,853,391)
Less Non-controlling interest	3,415,622	3,734,803
TOTAL STOCKHOLDERS' DEFICIT	(5,310,283)	(4,118,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$218,218

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIT)

	Shares	Common stock Authorized 10,000,000,000 Shares, Par value $0.00001	Additional paid in Capital	Accumulated Deficit	Subtotal	Non-controlling interest	Total

December 31, 2012	186,205	$3	$34,803,273	$(41,784,763)	(6,981,487)	$4,233,715	(2,747,772)

Shares issued for services	7,542	-	13,576		13,576		13,576
Shares issued for settlement of debts	1,243,646	11	598.521		598,532		598,532
Imputed interest on non-interest bearing stockholders loans			41,283		41,283		41,283
Net Loss				(1,525,295)	(1,525,295)	(498,912)	(2,024,207)

December 31, 2013	1,437,393	14	35,456,653	(43,310,058)	(7,853,391)	3,734,803	(4,118,588)

Shares issued for settlement of notes payable and accrued interest	2,496,633	25	268,377		268,402		268,402
Reclassification of derivative to APIC			623,280		623,280		623,280
Imputed interest on non-interest bearing stockholders loans			56,589		56,589		56,589
Net Loss				(1,820,785)	(1,820,785)	(319,181)	(2,139,966)

December 31, 2014	3,934,026	$39	$36,404,899	$(45,130,843)	(8,725,905)	$3,415,622	(5,310,283)

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013

COSTS AND EXPENSES:

Selling, general and administrative	$682,315	$689,381
Depreciation and amortization	-	71,180

TOTAL OPERATING EXPENSES	682,315	760,561

Loss from operations	(682,315)	(760,561)

OTHER INCOME (EXPENSES)
Interest income	93,790	22,037
Note receivable write-off	(290,827)	-
Impairment Loss Fixed Assets	-	(302,750)
Compensation (expense) gain	-	116,925
Gain (Loss) on derivatives liabilities at market	(306,696)	1,418,972
Interest expense-related party	(97,523)	(73,635)
Interest expense	(856,395)	(2,445,195)

TOTAL OTHER INCOME (EXPENSES)	(1,457,651)	(1,263,646)

Loss from continuing operations	$(2,139,966)	$(2,024,207)

Attributable to:

Ecolocap Solutions Inc.	$(1,820,785)	$(1,525,295)
Non-controlling interest	$(319,181)	$(498,912)

Loss Per Common Share -Continuing operations-basic and diluted	$(0.59)	$(3.54)
Loss Per Common Share-basic and diluted	$(0.59)	$(3.54)
Average weighted Number of Shares Outstanding-basic and diluted	3,627,086	570,602

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Net loss	$(2,139,966)	$(2,024,207)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization		71,180
Imputed interest of shareholders loans	56,589	41,283
Impairment loss fixed assets	-	302,750
Compensation (gain) expense	-	(116,925)
(Gain) Loss on derivatives liabilities at market	306,696	(1,418,972)
Interest expense on derivatives	738,564	2,140,875
Accrued interest income	(93,790)	-
Note receivable write-off	290,827	(197,037)
Prepaid expenses and sundry current assets	19,944	(19,944)
Accrued expenses and sundry current liabilities	751,157	249,479
Net cash provided by (used in) operating activities	(69,979)	(971,518)

Investing activities
Disposition of property and equipment	-	-
Cash acquired during acquisition	-	-
Acquisitions of property and equipment	-	-

Financing activities
Proceeds of convertible notes payable	86,500	527,800
Proceeds of loans from shareholder	(17,758)	438,045
Net cash provided by (used in) financing activities	68,742	965,845

Increase (decrease) in cash	(1,237)	(5,673)
Cash- beginning of year	1,237	6,910
Cash - end of year	$0	$1,237

Supplemental Disclosure of Cash Flow information
Non cash items:
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$268,402	$729,034
Debt discount in notes payable	$(369,335)	$259,784
Debt discount in notes payable stockholders	$(19,055)	$(115,508)
Addition of new derivative	$80,325	$-
Reclassification of derivative to APIC	$(623,280)	$-
Proceeds of convertible notes payable	$140,000	$-
Proceeds of loans from shareholder	$367,810	$-

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The Company was an active business from 2005 through 2006 and was involved in the artificial sport surface. From 2007 through September 2010, the Company was looking for new business and commenced the Carbon Credits (CER'S) business. In the 2009, the Company acquired a participation in Micro Bubble Technologies Inc. and became an integrated and complementary network of environmentally focused technology company. The Company currently has operations but limited revenues.

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

M-Fuel

EcoloCap Solutions Inc. developed M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels' costs and efficiencies. This environmentally-friendly and economical product is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive. The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output. The NPU's can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery. M-Fuels unique burning process facilitates increased efficiency, resulting in reduced emissions by 60%, reduced fuel consumption by 40%, and cut costs by up to 25%.

ECOS/BIO-ART

ECOS/Bio-ART is a patented air injected high-speed aerobic biological fermentation technology, utilizing uniquely cultured Bacillus, and incorporated into a specifically designed in-vessel unit. The remediation process takes seven days and reduces moisture content to an average between 12%-25% on an output equal to 1/3 the input. The output can be used as organic fertilizer, animal feed, animal bedding or biomass. The computer controlled process monitors the temperature on 3 different levels. The technology reduces the costs associated with food waste disposal and in the process reduces the environmental impact or methane greenhouse gas production, provide a healthier life for all and create viable organic byproducts.

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

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.asset or paid to transfer a liability (an exit

INCOME TAXES

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

STOCK BASED COMPENSATION

We recognize compensation expense for stock-based compensation for employees in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period in accordance with ASC 505 and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient's performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

The amounts recorded as fixed impairment loss during the year ended December 31, 2014 and 2013 are $0 and $302,750. This impairment loss relates to our testing equipment as our management has adjusted downward the carrying value of our testing equipment because the equipment has not been generated the income over the past year.

PROPERTY AND EQUIPMENT AND DEPRECIATION POLICY

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line basis over the estimated useful life of the asset ranging from 3 to 7 years.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. For the year ended 2014 and 2013 the amounts charged to research and development expenses was $0 and $0.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,139,966 for the year ended December 31, 2014.The Company has negative working capital of $5,310,283 at December 31, 2014 and a stockholders' deficit of $5,310,283 at December 31, 2014. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE-4 - NOTE RECEIVABLE

On December 17, 2013, the Company signed a receivable note with a KMBT, a manufacturer of machinery, in the aggregate amount of $285,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice and is payable thirteen months following its issuance. The amount receivable from KMBT at December 31, 2014, is shown net of the remaining unearned interest of $0 and a provision for bad debt of $290,827 resulting in a balance of $0.

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2014	2013
Accrued interest	$111,436	$103,405
Accrued interest-related party	86,117	32,352
Accrued compensation	425,517	302,861
Accounts payable	240,000	240,000
Accrued operating expenses	445,042	297,378
	$1,308,112	$975,996

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2014 and 2013, the Company received the proceeds of various loans which are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the years ended December 31, 2014 and 2013 are $86,500 in cash, $140,000 in non-cash borrowings related to the default on Tonaquint loans in 2014 and $668,983, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt. The Redwood Management, LLC, Asher Enterprises Inc. and Tonaquint notes are in default as of December 31, 2014.

During the years ended December 31, 2014 and 2013, other convertible debts were converted into common shares of the Company.  During the year ended December 31, 2014 and the year ended December 31, 2013, note payable of $186,312 plus accrued interests of $28,547 and $462,330 plus accrued interests of $29,984 were made into 1,841,012 shares and 1,117,497 shares respectively.

A summary of the amounts outstanding as of December 31, 2014 and 2013 is as follows:

	Loans	Debt discount	Balance	Balance
	2014	2014	December 31, 2014	December 31, 2013
Tonaquint	$554,666	$33,026	$521,640	$117,327
Redwood Management, LLC	372,992	-	372,992	372,992
AES Capital Corp.	-	-	-	24,016
LG Capital	19,500	-	19,500	-
Asher Enterprises Inc	32,500	-	32,500	24,348
GSM Capital Group LLC	30,000	3,426	26,574	-
JMJ Financial	-	-	-	25,000
	$1,009,658	$36,452	$973,206	$563,683

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

The stockholders increase of $344,542, are additions for accrued salaries, net of payments made during the year. These were not actual cash proceeds. The amount owed to stockholders at December 31, 2014 is $1,311,180. These loans are non-interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An amount of $56,589 has been imputed in 2014.

The amount owed to Hanscom K. Inc. at December 31, 2014 and 2013 is $31,080. These loans are non-interest bearing and are payable on demand.

During 2014, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at December 31, 2014 and 2013 is $28,500. These loans are non-interest bearing and are payable on demand.

During the years ended December 31, 2014 and 2013, the Company received the proceeds of various loans which are convertible at amounts of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the years ended December 31, 2014 and 2013 are $23,528 and $27,032, respectively.

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

During these same periods, other convertible debts were converted into common shares of the Company.  During the years ended December 31, 2014 and 2013, total loan conversions of $48,616 plus accrued interests of $4,927 and $104,738 plus accrued interests of $482 were made into 655,621 and 126,149 shares respectively.

A summary of the amounts outstanding as of December 31, 2014 and 2013 is as follows:

	Loans	Debt discount	Balance	Balance
	2014	2014	December 31, 2014	December 31, 2013
Panache Capital LLC	$-	$-	$-	$6,293
Stockholders	1,311,180	-	1,311,180	966,638
Hanscom K. Inc.	31,080	-	31,080	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,370,760	$-	$1,370,760	$1,032,511

NOTE 8 – DERIVATIVE LIABILITIES

During the years ended December 31, 2014 and 2013, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 7 and 8. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 228.63% and 352.00% and a forfeiture rate of 0.00%.  The derivative liability at December 31, 2014 and 2013 is as follows:

	2014	2013

Asher Enterprises Inc	$72,222	$125,853
Tonaquint	924,437	996,669
AES Capital Corp.	-	14,350
AGS Capital Group LLC	-	30,553
JMJ Financial	-	42,904
GSM Capital Group LLC	66,665	-
LG Capital	46,887	-
Panache Capital LLC	-	6,293
Redwood Management, LLC	372,994	372,994
Total	$1,483,205	$1,589,616

Financial assets and liabilities recorded at fair value in our balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Fair Value of Financial Instruments

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2014

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,483,205	$1,483,205

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2013

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,589,616	$1,589,616

The following table summarizes the derivatives liability from January 1st through December 31, 2014

Derivative liabilities

Balance December 31, 2013	$1,589,616
Addition of new derivative	80,325
Day one loss due to derivative	129,848
Loss on change in fair value of the derivative	306,696
Settled upon conversion of debt	(623,280)
Balance December 31, 2014	$1,483,205

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001) of which 3,934,026 were issued and outstanding as of December 31, 2014 and 1,437,393 shares of common stock issued and outstanding as of December 31, 2013.

During 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 6)	$34,900	$2,200	$371,000
Tonaquint (note 6)	102,396	15,302	853,563
AES Capital Corp. (note 6)	24,016	5,949	299,646
AGS Capital Group LLC (note 7)	42,323	3,827	573,528
JMJ Financial (note 6)	25,000	5,096	316,803
Panache Capital LLC (note 7)	6,293	1,100	82,093
Total	$234,928	$33,474	$2,496,633

During 2013, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 6)	$182,100	$7,600	$490,425
Tonaquint (note 6)	125,572	19,074	405,427
AES Capital Corp. (note 6)	6,650	-	66,500
AGS Capital Group LLC (note 7)	71,123	482	108,149
JMJ Financial (note 6)	25,000	3,310	39,500
Panache Capital LLC (note 7)	33,615	-	18,000
Redwood Management, LLC (note 6)	123,008	-	115,645
Total	$567,068	$30,466	$1,243,646

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31, 2014	December 31, 2013
Statutory tax rate	34.0%	34.0%
Net operating loss carryforwards	(34.0%)	(34.0%)
Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset	$11,058,529	$10,330,940
Valuation allowance	(11,058,529)	(10,330,940)
Deferred tax asset net of valuation allowance	$-	$-

Changes in valuation allowance	$0	$0

The income tax provision (benefit) consists of the following:

	December 31, 2014	December 31, 2013
Federal:
Current	$-	$-
Deferred	0	0

State and local:
Current	-	-
Deferred	0	0
	0	0
Change in valuation allowance	0	0
Income tax provision (benefit)	$-	$-

As of December 31, 2014 the company had net operating loss carry forwards of approximately $11,058,529 which are being carried forward for subsequent years. Such net operating loss carry forwards expire as follows;

2024-2028	$3,401,000
2029-2031	$5,717,000
2032-2034	$1,940,529

The Company's federal and state income tax returns for the tax years 2010 and forward remain subject to examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company was party to a lease for its Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013 and the Company remains in these premises on a month to month basis. The rent expense charged to operations for the years ended December 31, 2014 and 2013 was $24,012 and $26,012, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The stockholders notes payable increase of $344,542, are additions for accrued salaries, net of payments made during the year. These were not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the years ended December 31, 2014 and 2013, interest paid to related party totaled $97,525 and $76,635.

NOTE 13 – SUBSEQUENT EVENTS

FINRA advised us that 1 for 2,000 reverse-stock split would be announced on February 17, 2015 on FINRA's daily list and the reverse split would take effect at the opening of business on February 18, 2015.  The new symbol will be ECOSD.  The D will be removed in 20 business days.

Accordingly, the market price of our common stock now reflects the 1 for 2,000 share reverse-stock split. The reverse-stock split has been retroactively applied to all shares amount in this filing.

During the six month period ended June 30, 2015, the following convertible debt owners converted loans into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	of the Company

Tonaquint (note 6)	1,973	-	393,000

Total	$1,973	$-	$393,000

On December 19, 2016, we entered into a Supply Agreement (the "Supply Agreement") with Lakeshore Recycling Systems LLC wherein we agreed to manufacture and supply equipment and products to LLC for resale or lease to Lakeshore and LLC's customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

From November 2, 2005 through February 9, 2017, Paritz & Company, P.A. ("Paritz") was the independent registered public accounting firm of Ecolocap Solutions Inc.  (the "Company"). On February 9, 2017, we notified Paritz we were terminating it as our independent certifying accountant.

None of our previous audit reports, in particular the audit reports for the fiscal years ended December 31, 2013 and December 31, 2012, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended December 31, 2013 and December 31, 2012.

During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through February 13, 2017, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company's two most recent fiscal years, the subsequent interim periods thereto, and through February 13, 2017, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We furnished Paritz with a copy of this disclosure on February 14, 2017, providing Paritz with the opportunity to furnish the Company with a letter addressed to the Commission stating whether he agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree.  A copy of Paritz's response is filed as Exhibit 16.1 to our Form 8-K filed with the SEC on February 17, 2017.

New independent registered public accounting firm

On February 9, 2017, we engaged MaloneBailey, LLP, 9801 Westheimer Road, Houston, Texas 77042, telephone 713-343-4200, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.  MaloneBailey, LLP formerly Malone & Bailey, PC, was previously our independent certifying accountant from May 20, 2004 to November 2, 2005.

During the two most recent fiscal years and through the date of engagement, we have not consulted with MaloneBailey, LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that MaloneBailey, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board were the lack of a functioning audit committee and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On January 6, 2014, we issued 85,000 shares to Asher Enterprises Inc. in consideration of the conversion of $7,400 in debt owed plus $1,100 of interests to Asher Enterprises in exchange for 85,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 6, 2014, we issued 71,874 shares to AGS Capital Group LLC in consideration of the conversion of $2,156 in debt owed to AGS Capital Group LLC in exchange for 71,874 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 7, 2014, we issued 125,000 shares to Tonaquint Inc. in consideration of the conversion of $30,000 in debt owed to Tonaquint Inc. in exchange for 125,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 7, 2014, we issued 134,000 shares to AES Capital Group LLC in consideration of the conversion of $13,400 in debt owed to AGS Capital Group LLC in exchange for 134,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 14, 2014, we issued 65,000 shares to JMJ Financial in consideration of the conversion of $6,175 in debt owed to JMJ Financial in exchange for 65,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 17, 2014, we issued 95,918 shares to AGS Capital Group LLC in consideration of the conversion of $2,878 in debt owed to AGS Capital Group LLC in exchange for 95,918 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On January 29, 2014, we issued 134,583 shares to Tonaquint Inc. in consideration of the conversion of $16,150 in debt owed to Tonaquint Inc. in exchange for 134,583 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 6, 2014, we issued 107,443 shares to AGS Capital Group LLC in consideration of the conversion of $10,744 in debt owed to AGS Capital Group LLC in exchange for 107,443 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 10, 2014, we issued 100,000 shares to JMJ Financial in consideration of the conversion of $9,500 in debt owed to JMJ Financial in exchange for 100,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 10, 2014, we issued 47,500 shares to Panache Capital LLC in consideration of the conversion of $4,275 in debt owed to Panache Capital LLC in exchange for 47,500 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Panache Capital LLC was furnished with the same information that could be found in a Form S-1 registration statement and Panache Capital LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 20, 2014, we issued 165,646 shares to AES Capital Group LLC in consideration of the conversion of $10,616 in debt owed plus $5,949 of interests to AES Capital Group LLC in exchange for 165,646 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AES Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AES Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 21, 2014, we issued 34,593 shares to Panache Capital LLC in consideration of the conversion of $2,018 in debt owed plus $1,100 of interests to Panache Capital LLC in exchange for 34,593 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Panache Capital LLC was furnished with the same information that could be found in a Form S-1 registration statement and Panache Capital LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 24, 2014, we issued 128,958 shares to Tonaquint Inc. in consideration of the conversion of $15,745 in debt owed to Tonaquint Inc. in exchange for 128,958 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 24, 2014, we issued 145,243 shares to AGS Capital Group LLC in consideration of the conversion of $14,524 in debt owed plus $543 of interests to AGS Capital Group LLC in exchange for 145,243 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On February 26, 2014, we issued 105,000 shares to JMJ Financial in consideration of the conversion of $9,325 in debt owed plus $650 of interests to JMJ Financial in exchange for 105,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 3, 2014, we issued 134,000 shares to Asher Enterprises Inc. in consideration of the conversion of $13,400 in debt owed to Asher Enterprises in exchange for 134,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 3, 2014, we issued 46,803 shares to JMJ Financial in consideration of the conversion of $4,446 in debt owed to JMJ Financial in exchange for 46,803 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. JMJ Financial was furnished with the same information that could be found in a Form S-1 registration statement and JMJ Financial was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 14, 2014, we issued 134,000 shares to Asher Enterprises Inc. in consideration of the conversion of $13,400 in debt owed to Asher Enterprises in exchange for 134,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 19, 2014, we issued 134,550 shares to Tonaquint Inc. in consideration of the conversion of $16,146 in debt owed to Tonaquint Inc. in exchange for 134,550 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On March 28, 2014, we issued 18,000 shares to Asher Enterprises Inc. in consideration of the conversion of $700 in debt owed plus $1,100 of interests to Asher Enterprises in exchange for 18,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Asher Enterprises Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Asher Enterprises Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On April 9, 2014, we issued 122,138 shares to Tonaquint Inc. in consideration of the conversion of $14,657 in debt owed to Tonaquint Inc. in exchange for 122,138 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 2, 2014, we issued 153,050 shares to AGS Capital Group LLC in consideration of the conversion of $15,305 in debt owed to AGS Capital Group LLC in exchange for 153,050 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. AGS Capital Group LLC was furnished with the same information that could be found in a Form S-1 registration statement and AGS Capital Group LLC was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On May 20, 2014, we issued 208,333 shares to Tonaquint Inc. in consideration of the conversion of $25,000 in debt owed to Tonaquint Inc. in exchange for 208,333 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc. was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	71	Chief Executive Officer
Jeung Kwak	68	Chairman, Director
Robert Egger, Jr.	43	Chief Operating Officer
Tri Vu Truong	67	Director
Albert Beerli	72	Director
Michel St-Pierre	52	Acting Chief Financial Officer

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

Biographical Information Regarding Officers and Directors

Michael Siegel, Chief Executive Officer and President Studied Electrical Engineering at the University of Illinois in Champaign, Illinois, and following college joined the Marine Corps. He has over 30 years of experience in the technology, real estate and international business operations. On September 10, 2009, Michael Siegel was appointed president and principal executive officer. Mr. Siegel is currently a member of the board of directors. Since May 2008, Mr. Siegel has been president of Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. He served as President and CEO of International Lottery and Gaming Inc. and Vietnam Telephone Co (Vietelco). From June 1975 to May 2008, Mr. Siegel was president of Siegel Research and Development, Inc., which created gaming, video and other technologies. He was also a general partner in 5 Hotels in the Chicago area. Between 2006 and 2008 Mr. Siegel was president of C Line, Inc.

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

Jeung Kwak, Chairman and Director. Since June 16, 2009, Mr. Kwak has been Chairman of EcoloCap Solutions Inc., Jeung Yeal Kwak has for over 25 years specialized in international trade in Korea, Asia, Russia, India, China, and the U.S. Since 1992, he is President of Hanscom K Inc, specialized in international trade in steel products, including steel castings and fabrications and also concrete forms. In May 2008, he co-founded Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. He attended Korea University and graduated in 1973 with a degree in Biology. Upon graduation, he immigrated to the United States and began his career in Chicago, Illinois.

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

Albert Beerli, Director. Mr. Beerli has served as a director of the Company since March 2006. Mr. Beerli is a scientist, having received his Ph.D. in chemical engineering in 1969. Since 1988 Mr. Beerli has been the Chief Executive Officer of Zenwex AG in Zug, Switzerland. Zenwex AG provides consulting services on scientific and technical matters.

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

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2014 all such filing requirements applicable to our officers and directors were complied with.

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

Compensation Committee

The full board carries out the functions and responsibilities of this committee. This committee acts on behalf of our board of directors to approve compensation arrangements for our management and review the compensation paid to our board of directors. A copy of our Compensation Committee Charter was filed with our Form 10-KSB on March 31, 2008.

Nominating and Corporate Governance Committee

The full board carries out the functions and responsibilities of the Nominating and Corporate Governance Committee. This committee acts on behalf of our board of directors and generally to identify and recommend nominees for our board and our committees, identify and recommend candidates for senior management, review and recommend to the board, or independently take, action on various company corporate governance issues, receive and respond to certain complaints raised by our employees regarding alleged illegal acts or behavior-related conduct by board members in violation of our Code of Business Conduct and Ethics, supervise our chief financial officer in the context of the Ethics Code and carry-out other assignments as designated by our board. A copy of the Nominating and Corporate Governance Committee was filed with our Form 10-KSB on March 31, 2008.

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

As of March 31, 2015 we had five directors. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Siegel, Kwak, Egger, Truong, and Beerli are not independent.

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

Executive Officer Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2014	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer	2013	120,000	0	0	0	0	0	0	120,000
and President

John Kwak, (3)	2014	120,000	0	0	0	0	0	0	120,000
Chairman and Director	2013	120,000	0	0	0	0	0	0	120,000

Robert Egger Jr. (4)	2014	120,000	0	0	0	0	0	0	120,000
Chief Operating Officer	2013	120,000	0	0	0	0	0	0	120,000

Michel St-Pierre (5)	2014	20,000	0	0	0	0	0	0	20,000
CFO	2013	20,000	0	0	0	0	0	0	20,000

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

Employment Contracts

None.

Other Executive Officers

During 2014, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director's Compensation Table
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Michael Siegel	0	18,000	0	0	0	0	18,000

John Kwak	0	18,000	0	0	0	0	18,000

Robert Egger, Jr.	0	18,000	0	0	0	0	18,000

Tri Vu Truong	0	18,000	0	0	0	0	18,000

Albert Beerli	0	18,000	0	0	0	0	18,000

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 4,327,026 shares of our common stock outstanding as of June 30, 2015.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	12,262	0	12,262	0.28%
Jeung Kwak (3)	15,027	0	15,027	0.35%
Robert Egger Jr. (4)	3,077	0	3,077	0.07%
Tri Vu Truong (5)	2,096	0	2,096	0.05%
Albert Beerli (6)	2,477	0	2,477	0.06%
Michel St-Pierre (7)	3,752	600,000	603,752	0.14%
All executive officers and directors as a group (6 persons)	38,691	600,000	638,691	0.95%

United Best Technology Limited (5)	1,750	0	1,750	0.04%
Cede & Co (8)	4,244,445	0	4,244,445	98.07%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 South Grove Avenue, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr. Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Director. Mr. Egger is the Chief Operating Officer.
(5)	Director. Mr. Truong is the President and Chief Executive Officer of United Best Technology Limited.
(6)	Director
(7)	Chief Financial Officer.
(8)	Owner of 5% or more of our common stock.

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

As of March 30, 2015, we had one officer eligible to receive options under the Equity Incentive Plan. Options to buy 600,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

Outstanding Equity Awards at Fiscal Year End for Named Executives
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options	Option Exercise Price (e)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Note Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michel St-Pierre	250,000	0	0	0.01	09-06-2016	0	0	0	0
	200,000	0	0	0.01	09-06-2016	0	0	0	0
	150,000	0	0	0.01	09-06-2016	0	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The stockholders increase of $344,542, are additions for accrued salaries, net of payments made during the year. These were not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$10,000	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2014	$8,215	Paritz & Company, P.A.
2013	$11,185	Paritz & Company, P.A.

(2)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2014	$0	Paritz & Company, P.A.
2013	$0	Paritz & Company, P.A.

(3)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP
2014	$0	Paritz & Company, P.A.
2013	$0	Paritz & Company, P.A.

(4)
Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)
The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Audit Committee Pre-Approval Policies

Our Audit Committee reviewed the audit and non-audit services rendered by Paritz & Company, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2017.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
President, Principal Executive Officer and a member of the Board of Directors

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer,	March 21, 2017
Michael Siegel	Chief Financial Officer, and a Member of the Board of Directors

JEUNG KWAK	Chairman of Board of Directors	March 21, 2017
Jeung Kwak

JAMES KWAK	Member of the Board of Directors	March 21, 2017
James Kwak

MICHEL ST-PIERRE	Principal Financial Officer, Principal Accounting	March 21, 2017
Michel St-Pierre	Officer and a Member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.