Form 10-Q
period 2015-03-31
ECOLOCAP SOLUTIONS INC.
filed 2017-04-27
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 4,327,026 shares of Common Stock, par value $0.00001, outstanding as of May 15, 2015.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$-	$-
Note Receivable	-	-
Prepaid expenses and sundry current assets	-	-

TOTAL CURRENT ASSETS AND ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note payable	986,992	973,206
Note payable-stockholders	1,505,760	1,370,760
Derivative liabilities	1,481,775	1,483,205
Accrued expenses and sundry current liabilities related party	96,292	86,117
Accrued expenses and sundry current liabilities	1,333,635	1,221,995

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$5,579,454	$5,310,283

STOCKHOLDERS' DEFICIT
Common stock 10,000,000,000 shares authorized, par value $0.00001, 4,327,026 and 3,934,026 Shares, respectively issued and outstanding	$43	$39
Additional paid in capital	36,425,557	36,404,899
Accumulated Deficit	(45,332,063)	(45,130,843)

TOTAL STOCKHOLDERS' DEFICIT-Ecolocap Solutions Inc.	$(8,906,463)	$(8,725,905)

Less Non-controlling interest	3,327,009	3,415,622

TOTAL STOCKHOLDERS' DEFICIT	(5,579,454)	(5,310,283)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

COSTS AND EXPENSES:

Selling, general and administrative	$207,458	$167,141

TOTAL OPERATING EXPENSES	207,458	167,141

Loss from operations	(207,458)	(167,141)

OTHER INCOME (EXPENSES)
Interest income	-	36,666
Gain (Loss) on derivatives liabilities at market	(527)	58,366
Interest expense-related party	(26,907)	(26,691)
Interest expense	(54,941)	(250,874)

TOTAL OTHER INCOME (EXPENSES)	(82,375)	(182,533)

Loss from continuing operations	$(289,833)	$(349,674)

Attributable to:

Ecolocap Solutions Inc.	$(201,220)	$(281,358)
Non-controlling interest	$(88,613)	$(68,316)

Loss Per Common Share -Continuing operations-basic and diluted	$(0.07)	$(0.13)
Loss Per Common Share-basic and diluted	$(0.07)	$(0.13)
Average weighted Number of Shares Outstanding-basic and diluted	3,991,765	2,684,770

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Net loss	$(289,833)	$(349,674)

Adjustment to reconcile net loss to net cash used in operating activities
Imputed interests of shareholders loans	16,732	12,549
Gain on derivatives liabilities at market	527	(58,366)
Interest expense on derivatives	15,759	211,010
Interests accrued in note receivable	-	(36,666)
Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	-	8,333
Accrued expenses and sundry current liabilities	211,815	102,990

Net cash (used in) operating activities	(45,000)	(109,824)

Financing activities
Proceeds of loans payable	-	19,500
Proceeds of loans from shareholder	45,000	89,308

Net cash provided by (used in) financing activities	45,000	108,808

Decrease in cash	-	(1,016)

Cash-beginning of period	-	1,237

Cash-end of period	$-	$221

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable to stockholders to common stock	$1,973	$213,440
Reclassification of derivative to APIC	$(1,957)	$-
Non cash additions of loans from shareholders	$90,000	$-

See Notes to Unaudited Financial Statements

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of EcoloCap Solutions Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, large accumulated deficits, is dependent on the shareholder to provide additional funding for operating expenses and has no recurring revenues. These items raise substantial doubts about the Company's ability to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	March 31	December 31
	2015	2014
Accrued interest	$169,984	$111,436
Accrued interest-related party	96,292	86,117
Accrued compensation	456,631	425,517
Accounts payable	240,000	240,000
Accrued operating expenses	467,020	445,042
	$1,429,927	$1,308,112

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the period ended March 31, 2015, the Company did not receive any proceeds of loans and for the year ended December 31, 2014, the Company received the proceeds of various loans which are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at rates ranging from 8% to 22% per annum.  The amounts received during the year ended December 31, 2014 are $86,500 in cash, $140,000 in non-cash borrowings related to the default on Tonaquint loans in 2014, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt. The Redwood Management, LLC and Tonaquint notes are in default as of March 31, 2015.

During the period ended March 31, 2015 and the year ended December 31, 2014 other convertible debts were converted into common shares of the Company.  During the period ended March 31, 2015 and the year ended December 31, 2014, total loan conversions of $1,973 were made into 393,000 shares respectively and total loan conversions of $186,312 plus accrued interests of $28,547 were made into 1,841,012 shares respectively.

A summary of the amounts outstanding as of March 31, 2015 and December 31, 2014 are as follows:

	Loans 2015	Debt discount 2015	Balance March 31, 2015	Balance December 31, 2014

Tonaquint	$552,693	$20,693	$532,000	$521,640
Redwood Management, LLC	372,992	-	372,992	372,992
LG Capital	19,500	-	19,500	19,500
Asher Enterprises Inc	-	-	-	32,500
GSM Capital Group LLC	30,000	-	30,000	26,574
Proteus Capital Corp.	32,500	-	32,500	-
	$1,007,685	$20,693	$986,992	$973,206

NOTE 5 – PAYABLE – STOCKHOLDERS

The stockholders increase of $90,000, are additions for accrued salaries. These were not actual cash proceeds. The amount owed to stockholders at March 31, 2015 is $1,401,180. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An amount of $16,732 has been imputed in 2015 and $56,589 has been imputed in 2014.

During the first quarter of 2015, the Company received $45,000 in loans from Hanscom Inc. The amount owed to Hanscom K. Inc. at March 31, 2015 is $76,080. These loans are non-interest bearing and are payable on demand.

During the first quarter of 2015, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at March 31, 2015 is $28,500. These loans bear at 8.00% per annum and are payable on demand.

During the period ended March 31, 2015 and the year ended December 31, 2014, the Company received the proceeds of various loans which are convertible at amounts of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during period ended March 31, 2015 and the year ended December 31, 2014 are $0 and $23,528, respectively.

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

During the period ended March 31, 2015 and the year ended December 31, 2014 other convertible debts were converted into common shares of the Company.  During the period ended March 31, 2015 and the year ended December 31, 2014, total loan conversions of $0 plus accrued interests of $0 and $48,616 plus accrued interests of $4,927 were made into 0 and 655,621 shares respectively.

A summary of the amounts outstanding as of March 31, 2015 and December 31, 2014 are as follows:

	Loans 2015	Debt discount 2015	Balance March 31, 2015	Balance December 31, 2014

Stockholders	$1,401,180	$-	$1,401,180	$1,311,180
Hanscom K. Inc.	76,080	-	76,080	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,505,760	$-	$1,505,760	$1,370,760

NOTE 6 – DERIVATIVE LIABILITIES

During the period ended March 31, 2015, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 4 and 5. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 817% and 1624.00% and a forfeiture rate of 0.00%.  The derivative liability at March 31 2015 and December 31, 2014 are as follows:

	2015	2014

Asher Enterprises Inc	$-	$72,222
Proteus Capital Corp.	72,222	-
Tonaquint	921,144	924,437
GSM Capital Group LLC	66,665	66,665
LG Capital	48,750	46,887
Redwood Management, LLC	372,994	372,994
Total	$1,481,775	$1,483,205

Financial assets and liabilities recorded at fair value in our balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Fair Value of Financial Instruments

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended March 31, 2015.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,481,775	$1,481,775

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2014.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,483,205	$1,483,205

The following table summarizes the derivatives liability from January 1st through March 31, 2015:

Derivative liabilities

Balance December 31, 2014	$1,483,205
Addition of new derivative	-
Day one loss due to derivative	-
Loss on change in fair value of the derivative	527
Settled upon conversion of debt	(1,957)
Balance March 31, 2015	$1,481,775

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001) of which 4,327,026 were issued and outstanding as of March 31, 2015 and 3,934,026 shares of common stock issued and outstanding as of December 31, 2014.

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

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interest	Common shares
	converted	converted	Of the Company

Tonaquint (note 4)	$1,973	$-	$393,000
Total	$1,973	$-	$393,000

During 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company.

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 4)	$34,900	$2,200	$371,000
Tonaquint (note 4)	102,396	15,302	853,563
AES Capital Corp. (note 4)	24,016	5,949	299,646
AGS Capital Group LLC (note 5)	42,323	3,827	573,528
JMJ Financial (note 4)	25,000	5,096	316,803
Panache Capital LLC (note 5)	6,293	1,100	82,093
Total	$234,928	$33,474	$2,496,633

NOTE 8 – RELATED PARTY TRANSACTIONS

The stockholders notes payable increase of $90,000, are additions for accrued salaries. These were not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended March 31, 2015 and 2014, interest paid to related party totaled $27,115 and $26,691.

NOTE 9 – SUBSEQUENT EVENTS

On December 19, 2016, we entered into a Supply Agreement (the "Supply Agreement") with Lakeshore Recycling Systems LLC wherein we agreed to manufacture and supply equipment and products to LLC for resale or lease to Lakeshore and LLC's customers.

In March 2017, the Company signed a common stock purchase agreement where a purchaser will purchase restricted stock of the Company for an aggregate purchase price of $50,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

Our business approach combines science, innovation and market-ready solutions to achieve environmentally and economically beneficial energy and energy management practices.

The company's first objective is to provide its full turn-key solution at lower cost. The EcoloCap technology reduces the costs associated with food waste disposal and in the process reduces the environmental impact or methane greenhouse gas production, provide a healthier life for all and create viable organic byproducts.

The first target market is the Municipal solid waste industry (MSW). Grow the number of customer; expand ECOS BIO ART brand presence.

Discussions are also underway with a number of prospective customers and Ecolocap is confident it will enter into a number of sales agreements as soon as it can demonstrate its product with all the proprietary features. Ecolocap is confident it will provide such demos in the next months.

Results of Operations

For the Three Month Periods ended March 31, 2015 and 2014

Overview

We incurred net losses of $289,833 for the three month period ended March 31, 2015 as compared to net losses of $349,674 for the comparable period of 2014. There has been an increase of $40,317 in selling, general and administrative expenses, a decrease in gain on derivatives of $58,893 and a decrease in interest expenses of $195,717 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the three month period ended March 31, 2015 we had no sales. This compared to sales of $0 for the same period of 2014.

Selling, General and Administration

For the three month period ended March 31, 2015, we incurred selling, general and administration expenses of $207,458, an increase of 24% from the same period last year. The increase resulted from consulting fees.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2015, we incurred a charge of $81,848. This compared to $277,565 for the same period of the previous year. The decrease is caused by interest expense on decreased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At March 31, 2015, we had $0 in cash, as opposed to $0 in cash at December 31, 2014. Total cash requirements for operations for the three month period ended March 31, 2015 was $45,000. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2015 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2015 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $0 as of March 31, 2015. This was no change, as compared to current assets of $0 as of December 31, 2014.

We had total current liabilities of $5,579,454 as of March 31, 2015. This was an increase of $269,171, or 5%, as compared to current liabilities of $5,310,283 as of December 31, 2014. The net decrease was attributable to a decrease in derivative liabilities due to the conversion of loans into common stock.

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

Contractual Obligations

The Company was party to a lease for the Company's Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013 and the Company remains in these premises on a month to month basis.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. These matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th day of April, 2017.

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