Form 10-Q
period 2015-06-30
ECOLOCAP SOLUTIONS INC.
filed 2017-04-27
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 3,249,327,026 shares of Common Stock, par value $0.00001, outstanding as of December 31, 2015.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash	$-	$-
Note Receivable	-	-
Prepaid expenses and sundry current assets	-	-

TOTAL CURRENT ASSETS AND ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Note Payable	999,325	973,206
Note payable-stockholders	1,686,136	1,370,760
Derivative liabilities	1,383,151	1,483,205
Accrued expenses and sundry current liabilities related party	107,351	86,117
Accrued expenses and sundry current liabilities	1,409,513	1,221,995

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$5,760,476	$5,310,283

STOCKHOLDERS' DEFICIT
Common stock 10,000,000,000 shares authorized, par value $0.00001, 4,327,026 and 3,934,026 Shares, respectively issued and outstanding	$43	$39
Additional paid in capital	36,443,039	36,404,899
Accumulated Deficit	(45,433,384)	(45,130,843)

TOTAL STOCKHOLDERS' DEFICIT-Ecolocap Solutions Inc.	$(8,990,302)	$(8,725,905)

Less Non-controlling interest	3,229,826	3,415,622

TOTAL STOCKHOLDERS' DEFICIT	(5,760,476)	(5,310,283)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended June 30, 2015	Six Months ended June 30, 2014	Three Months ended June 30, 2015	Three Months ended June 30, 2014

COSTS AND EXPENSES:
				-
Selling, general and administrative	$(424,096)	$(349,607)	$(216,638)	$(182,466)
Depreciation and amortization	-	-	-	-

TOTAL COSTS AND EXPENSES	(424,096)	(349,607)	(216,638)	(182,466)

OTHER INCOME (EXPENSES)
Interest income	-	73,332	-	36,666
Compensation (gain) expense	-	-	-
Gain (loss) on derivatives at market	98,097	161,567	98,624	103,201
Interest expense-related party	(55,448)	(48,577)	(28,541)	(21,886)
Interest	(106,890)	(458,757)	(51,949)	(207,883)

TOTAL OTHER INCOME (EXPENSES)	(64,241)	(272,435)	18,134	(89,902)

Loss from continuing operations	$(488,337)	$(622,042)	$(198,504)	$(272,368)

Attributable to :
Ecolocap Solutions Inc	$(302,541)	$(483,369)	$(101,321)	$(202,011)
Non-controlling interest	$(185,796)	$(138,673)	$(97,183)	$(70,357)

Loss Per Common Share-Continuing operations-basic and diluted	$(0.12)	$(0.19)	$(0.05)	$(0.07)

Loss Per Common Share -basic and diluted	$(0.12)	$(0.19)	$(0.05)	$(0.07)

Average weighted Number of Shares-basic and diluted	4,159,881	3,286,022	4,327,998	3,887,273

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30 2015	For the Six Months ended June 30 2014

Net loss	$(488,337)	$(622,042)

Adjustment to reconcile net loss to net cash used in operating activities
Imputed interests of shareholders loans	34,214	26,126
Loss (Gain) on derivatives liabilities at market	(98,097)	(161,567)
Interest expense on derivatives	28,092	378,748
Interests accrued in note receivable	-	(73,332)

Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	-	16,666
Accrued expenses and sundry current liabilities	388,752	196,053

Net cash (used in) operating activities	(135,376)	(239,348)

Financing activities
Proceeds of loans payable	-	50,340
Proceeds of loans from shareholder	135,376	187,771

Net cash provided by (used in) financing activities	135,376	238,111

Decrease in cash	-	(1,237)

Cash-beginning of period	-	1,237

Cash-end of period	$0	$0

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$1,973	$268,402
Reclassification of derivative to APIC	$(1,957)	$-
Non cash additions of loans from shareholders	$179,999	$-

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of EcoloCap Solutions Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	June 30, 2015	December 31, 2014
Accrued interest	$209,600	$111,436
Accrued interest-related party	107,351	86,117
Accrued compensation	490,616	425,517
Accounts payable	240,000	240,000
Accrued operating expenses	469,297	445,042
	$1,516,864	$1,308,112

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the six month period ended June 30, 2015, the Company did not receive any proceeds of loans and for the year ended December 31, 2014, the Company received the proceeds of various loans which are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest at rates ranging from 8% to 22% per annum.  The amounts received during the year ended December 31, 2014 are $86,500 in cash, $140,000 in non-cash borrowings related to the default on Tonaquint loans in 2014, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt. The Redwood Management, LLC and Tonaquint notes are in default as of June 30, 2015.

During the six month period ended June 30, 2015 and the year ended December 31, 2014 other convertible debts were converted into common shares of the Company.  During the six month period ended June 30, 2015 and the year ended December 31, 2014, total loan conversions of $1,973 were made into 393,000 shares respectively and total loan conversions of $186,312 plus accrued interests of $28,547 were made into 1,841,012 shares respectively.

A summary of the amounts outstanding as of June 30, 2015 and December 31, 2014 are as follows:

	Loans 2015	Debt discount 2015	Balance June 30, 2015	Balance December 31, 2014

Tonaquint	$552,693	$8,360	$544,333	$521,640
Redwood Management, LLC	372,992	-	372,992	372,992
LG Capital	19,500	-	19,500	19,500
Proteus Capital	32,500	-	32,500	-
Asher Enterprises Inc	-	-	-	32,500
GSM Capital Group LLC	30,000	-	30,000	26,574
	$1,007,685	$8,360	$999,325	$973,206

NOTE 5 – NOTE PAYABLE – STOCKHOLDERS

The stockholders increase of $179,999, are additions for accrued salaries. These were not actual cash proceeds. The amount owed to stockholders at June 30, 2015 is $1,491,179. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An amount of $34,214 has been imputed in 2015 and $56,589 was imputed in 2014.

During the six month period ended June 30, 2015, the Company received $135,377 in loans from Hanscom Inc. The amount owed to Hanscom K. Inc. at June 30, 2015 is $166,457. These loans are non-interest bearing and are payable on demand.

The amount owed to RCO Group Inc. at June 30, 2015 is $28,500. These loans are non-interest bearing and are payable on demand. These loans bear at 8.00% per annum and are payable on demand.

During the six month period ended June 30, 2015 and the year ended December 31, 2014, the Company received the proceeds of various loans which are convertible at amounts of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during period ended June 30, 2015 and the year ended December 31, 2014 are $0 and $23,528, respectively.

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

During the six month period ended June 30, 2015 and the year ended December 31, 2014 other convertible debts were converted into common shares of the Company.  During the period ended June 30, 2015 and the year ended December 31, 2014, total loan conversions of $0 plus accrued interests of $0 and $48,616 plus accrued interests of $4,927 were made into 0 and 655,621 shares respectively.

A summary of the amounts outstanding as of June 30, 2015 and December 31, 2014 are as follows:

	Loans 2015	Debt discount 2015	Balance June 30, 2015	Balance December 31, 2014

Stockholders	$1,491,179	$-	$1,491,179	$1,311,180
Hanscom K. Inc.	166,457	-	166,457	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,686,136	$-	$1,686,136	$1,370,760

NOTE 6 – DERIVATIVE LIABILITIES

During the six month period ended June 30, 2015, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 4 and 5. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 814.00% and 1306.00% and a forfeiture rate of 0.00%.  The derivative liability at June 30, 2015 and December 31, 2014 are as follows:

	2015	2014

Asher Enterprises Inc	$-	$72,222
Tonaquint	785,347	924,437
Proteus Capital Group LLC	86,319	-
LG Capital	58,500	46,887
GSM Fund	79,991	66,665
Redwood Management, LLC	372,994	372,994
Total	$1,383,151	$1,483,205

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended June 30, 2015.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,383,151	$1,383,151

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2014.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,483,205	$1,483,205

The following table summarizes the derivatives liability from January 1st through June 30, 2015:

Derivative liabilities

Balance December 31, 2014	$1,483,205
Addition of new derivative	-
Day one loss due to derivative	-
Loss on change in fair value of the derivative	(98,097)
Settled upon conversion of debt	(1,957)
Balance June 30, 2015	$1,383,151

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 4,327,026 were issued and outstanding as of June 30, 2015 and 3,934,026 shares of common stock issued and outstanding as of December 31, 2014.

FINRA advised us that 1-for-2,000 reverse-stock split would be announced on February 17, 2015 on FINRA's daily list and the reverse split would take effect at the opening of business on February 18, 2015.  The new symbol will be ECOSD.  The D will be removed in 20 business days.

Accordingly, the market price of our common stock now reflects the 1-for-2,000 share reverse-stock split. The reverse-stock split has been retroactively applied to all shares amount in this filing.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The stockholders increase of $179,999, are additions for accrued salaries. These were not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended June 30, 2015 and 2014, interest paid to related party totaled $28,541 and $21,886.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and the Six Month Periods ended June 30, 2015 and 2014

Overview

We incurred net losses of $198,504 and $488,337, respectively, for the three and six month periods ended June 30, 2015 as compared to net losses of $272,368 and $622,042, respectively, for the comparable periods of 2014. There has been an increase of $74,489 in selling, general and administrative expenses, a decrease in the gain on derivatives of $63,470 and a decrease in interest expense of $344,996 mainly attributable to the interest expense resulting from derivative liabilities. For the three months period ended June 30, 2015 and 2014, there has been an increase of $34,172 in selling, general and administrative expenses, a decrease in the gain on derivatives of $4,577 and a decrease in interest expense of $149,279 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the three and six month periods ended June 30, 2015 and 2014 we had no sales.

Total Cost and Expenses

For the three and six month periods month periods ended June 30, 2015, we incurred Total Costs and Expenses of $216,638 and $424,096, an increase of 19% for the three month period and a decrease of 21% for the six month period of 2014.

Selling, General and Administrative

For the three and six month periods ended June 30, 2015, we incurred selling, general and administrative expenses of $216,638 and $424,096, an increase of 19% for the three month period and an increase of 21% for the six month period from the same period of 2014. The increase resulted from the professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2015, we incurred a charge of $80,490 and $162,338, respectively, including related party interest. This compared to $229,769 and $507,334, respectively, for the same periods of the previous year. The decrease is caused by interest expense on increased borrowings and interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At June 30, 2015 and at December 31, 2014, we had no cash. Total cash requirements for operations for the six month period ended June 30, 2015 was $135,376. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2015 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2015 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $0 as of June 30, 2015. This was no change, as compared to current assets of $0 as of December 31, 2014.

We had total current liabilities of $5,760,476 as of June 30, 2015. This was an increase of $450,193, or 8%, as compared to current liabilities of $5,310,283 as of December 31, 2014. The net increase was attributable to an increase in note payable stockholders and accrued expenses and sundry current liabilities.

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

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: the lack of a functioning audit committee and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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