Form 10-K
period 2015-12-31
ECOLOCAP SOLUTIONS INC.
filed 2017-05-01
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2015: 4,327,026.

As of December 31, 2015, 3,249,327,026 shares of the registrant's common stock were outstanding.

PART I.

ITEM 1.	BUSINESS.

EcoloCap Solutions Inc. is an integrated group of environmentally focused technologies that utilize nanotechnology to develop alternative energy products. That include: Emulsified HFO (M-Fuel). Bio Diesel from high fatty acid sources. Old tires to syn-gas, diesel and Charcoal Conversion of low grade coal to syn-gas, methane and charcoal. Low emission conversion of Municipal Waste to steam.

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

On September 10, 2009, the Company completed the acquisition of 55% of Micro Bubble Technologies (MBT), a provider of Nano technology, for a purchase price of $7,172,000 in common shares of the Company. This acquisition was funded from common stock. The final purchase price remains subject to post-closing working capital adjustments. The purchase price allocation is considered preliminary; additional adjustments may be recorded during the allocation period specified by "SFAS 141", as additional information becomes known or payments are made.

Micro Bubble developed and manufactures M-Fuel, an innovative suspension fuel that far exceeds all conventional fuels' costs and efficiencies and the NPW machine that converts waste organic oils into biodiesel and pure glycerine.

Our Business

EcoloCap Solutions Inc. is an integrated group of environmentally focused technologies that utilize nanotechnology to develop alternative energy products. That include: Emulsified HFO (M-Fuel). Bio Diesel from high fatty acid sources. Old tires to syn-gas, diesel and Charcoal Conversion of low grade coal to syn-gas, methane and charcoal. Low emission conversion of Municipal Waste to steam. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

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

In April 2011, MBT announced the execution of a purchase agreement with Empresas Energy Partners Chile Generadora de Energia LTDA (EPC) for the shipment of an NPU-10 series fuel emulsion plant to Degan, Chile to produce M-Fuel for 30-45.

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

In October 2013, we received an investment that was used to supply potential orders of D-20 (kerosene, methanol and water emulsion for the heating of poultry aviaries) from chicken farms and duck farms in Korea

On February 17, 2015 1 for 2,000 reverse-stock split would be announced on FINRA's daily list and this corporate action would take effect at the open of business February 18, 2015.

On December 19, 2016, we entered into a Supply Agreement (the "Supply Agreement") with Lakeshore Recycling Systems LLC wherein we agreed to manufacture and supply equipment and products to LLC for resale or lease to Lakeshore and LLC's customers.

Our Vision

EcoloCap brings together the innovation, engineering, and industry knowledge to create products that have a significant—constructive and quantifiable—impact on the environment, while cost-effectively enhancing intrinsic performance characteristics. With these ground-breaking alternative energy products, EcoloCap is uniquely positioned to unleash the power of nanotechnology and revolutionize the world largest markets. That include: Emulsified HFO (M-Fuel). Bio Diesel from high fatty acid sources. Old tires to syn-gas, diesel and Charcoal Conversion of low grade coal to syn-gas, methane and charcoal. Low emission conversion of Municipal Waste to steam.

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

2015	High	Low
December 31, 2015	$0.015	$0.004
September 30, 2015	$0.015	$0.006
June 30, 2015	$0.025	$0.0024
March 31, 2015	$0.2	$0.0008

2014	High	Low
December 31, 2014	$0.20	$0.20
September 30, 2014	$0.20	$0.20
June 30, 2014	$0.60	$0.20
March 31, 2014	$0.60	$0.20

Holders

As of March 31, 2016, we had sixty-one stockholders of record.

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

As of December 31, 2015, 10,000,000 shares of common stock have been issued pursuant to this Offering, in compensation for services.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Years ended December 31, 2015 and 2014

Overview

We incurred net losses of $20,264,834 for the year ended December 31, 2015 as compared to a net loss of $2,139,966 for the year ended December 31, 2014. There has been an increase of $412,367 in gain on derivative liabilities, an increase in settlement expense of $19,145,500 and a decrease in interest expenses of $627,516 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the years ended December 31, 2015 and 2014, we recorded no sales.

Total Cost and Expenses

During the year ended December 31, 2015, we incurred Total Costs and Expenses of $19,366,231, an increase of 1229% from the year ended December 31, 2014.

Selling, General and Administrative

During the year ended December 31, 2015, we incurred selling, general and administrative expenses of $898,603, as compared to $682,315 for the year ended December 31, 2014 for an increase of 32%.The increase resulted from the consulting fees.

Interest

We calculate interest in accordance with the respective note payable. For the year ended December 31, 2015, we incurred $326,402 as compared to $953,908 for the year ended December 31, 2014.The decrease is caused by interest expense on decreased borrowings and less interest expense recorded upon issuance of convertible debt in which the debt discount related to the conversion feature recorded as a derivative exceed the face value of the note.

Liquidity and Capital Resources

At December 31, 2015 and at December 31, 2014, we had no cash. Total cash used in operations for the year ended December 31, 2015 was $280,406. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2016 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2016 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $0 as of December 31, 2015. This was no change as compared to total assets of $0 as of December 31, 2014.

We had total current liabilities of $6,034,907 as of December 31, 2015. This was an increase of $724,624 or 14%, as compared to current liabilities of $5,310,283 as of December 31, 2014. The net increase was attributable to note payables, note payables stockholders and accrued expenses and sundry current liabilities.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We incurred losses since inception. We had negative working capital as of December 31, 2015 of $6,034,907 (compared with $5,310,283 for the same period last year), and a stockholders' deficit of $6,034,907 as of December 31, 2015 (compared with a stockholders' deficit of $5,310,283 as of December 31, 2014). These factors, among others raise substantial doubt about our ability to continue as a going concern. As a result of these factors, our auditors have issued an opinion in their audit report for the year ended December 31, 2015 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

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

We have audited the accompanying consolidated balance sheets of EcoloCap Solutions, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EcoloCap Solutions, Inc. and its subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 28, 2017

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014

ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Customer deposits	$175,000	$175,000
Notes payable	1,026,185	973,206
Notes payable-stockholders	1,736,666	1,370,760
Derivative liabilities	1,375,577	1,483,205
Accrued expenses and sundry current liabilities related party	131,543	86,117
Accrued expenses and sundry current liabilities	1,589,936	1,221,995

TOTAL CURRENT LIABILITIES	6,034,907	5,310,283
TOTAL LIABILITIES	6,034,907	5,310,283

STOCKHOLDERS' DEFICIT

Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,249,327,026 and 3,934,026 shares, respectively issued and outstanding	32,493	39
Additional paid in capital	55,912,655	36,404,899
Accumulated Deficit	(65,007,045)	(45,130,843)

TOTAL STOCKHOLDERS' DEFICIT- Ecolocap Solutions, Inc.	(9,061,897)	(8,725,905)
Less Non-controlling interest	3,026,990	3,415,622
TOTAL STOCKHOLDERS' DEFICIT	(6,034,907)	(5,310,283)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Shares	Common stock Authorized 10,000,000,000 Shares, Par value $0.00001	Additional paid in Capital	Accumulated Deficit	Subtotal	Non-controlling interest	Total

December 31, 2013	1,437,393	$14	$35,456,653	$(43,310,058)	$(7,853,391)	$3,734,803	(4,118,588)

Shares issued for settlement of debts	2,496,633	25	268,377		268,402		268,402
Reclassification of derivative to APIC			623,280		623,280		623,280
Imputed interest on non-interest bearing stockholders loans			56,589		56,589		56,589
Net Loss				(1,820,785)	(1,820,785)	(319,181)	(2,139,966)

December 31, 2014	3,934,026	$39	$36,404,899	$(45,130,843)	$(8,725,905)	$3,415,622	(5,310,283)

Shares issued for settlement of debts	3,245,393,000	32,454	19,439,519		19,471,973		19,471,973
Reclassification of derivative to APIC			1,957		1,957		1,957
Imputed interest on non-interest bearing stockholders loans			66,280		66,280		66,280
Net Loss				(19,876,202)	(19,876,202)	(388,632)	(20,264,834)

December 31, 2015	3,249,327,026	$32,493	$55,912,655	$(65,007,045)	$(9,061,897)	$3,026,990	(6,034,907)

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014

COSTS AND EXPENSES:

Selling, general and administrative	898,603	682,315

TOTAL OPERATING EXPENSES	898,603	682,315

Loss from operations	$(898,603)	$(682,315)

OTHER INCOME (EXPENSES)
Interest income		93,790
Note receivable write-off	-	(290,827)
Loss on settlement-note payable related party stockholders (expense)	(19,145,500)	-
Gain (loss) on derivatives liabilities at market	105,671	(306,696)
Interest expense-related party	(111,498)	(97,523)
Interest expense	(214,904)	(856,395)

TOTAL OTHER INCOME (EXPENSES)	(19,366,231)	(1,457,651)

Loss from continuing operations	$(20,264,834)	$(2,139,966)

Attributable to:

Ecolocap Solutions Inc.	$(19,876,202)	$(1,820,785)
Non-controlling interest	$(388,632)	$(319,181)

Loss Per Common Share- Continuing operations-basic and diluted	$(0.01)	$(0.59)
Loss Per Common Share-basic and diluted	$(0.01)	$(0.59)
Average weighted Number of Shares Outstanding-basic and diluted	1,596,716,162	3,627,086

See Notes to Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2015	For the year ended December 31, 2014

Net loss	$(20,264,834)	$(2,139,966)
Adjustment to reconcile net loss to net cash used in
operating activities
Imputed interest of shareholders loans	66,280	56,589
Loss on settlement-note payable related party stockholders expense	19,145,500	-
(Gain) loss on derivatives liabilities at market	(105,671)	306,696
Interest expense on derivatives	54,952	738,564
Changes in operating assets and liabilities
Accrued interest income	-	(93,790)
Note receivable write-off	-	290,287
Prepaid expenses and sundry current assets	-	19,944
Accrued expenses and sundry current liabilities	823,367	751,157
Net cash used in operating activities	(280,406)	(69,979)

Financing activities
Proceeds of convertible notes payable	-	86,500
Proceeds of loans from shareholder	280,406	(17,758)
Net cash provided by financing activities	280,406	68,742

Increase (decrease) in cash	-	(1,237)
Cash- beginning of year	-	1,237
Cash - end of year	$0	$0

Supplemental Disclosure of Cash Flow information
Non cash items:
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$324,500	$268,402
Addition of new derivative	$-	$80,325
Non cash additions of convertible notes payable	$(18,500)	$140,000
Non cash additions of loans from shareholder	$(360,000)	$367,810
Reclassification of derivative to APIC	$(1,957)	$(623,280)

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

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk asset or paid to transfer a liability (an exit

INCOME TAXES

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

STOCK BASED COMPENSATION

We recognize compensation expense for stock-based compensation for employees in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period in accordance with ASC 505 for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient's performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

IMPAIRMENT:

At each reporting date, the Company assesses whether there is any indication that its intangible assets, or property, plant and equipment are impaired. If any such indication exists, the Group estimates the recoverable amount of the asset and the impairment loss if any. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. If an asset does not generate cash flows that are independent from those of other assets or groups of assets, recoverable amount is determined for the cash-generating unit to which the asset belongs. The recoverable amount of an asset is the higher of its fair value less cost to sell and its value in use. Value in use is the present value of future cash flows from the asset or cash-generating unit discounted at a rate that reflects market interest rates adjusted for risks specific to the asset or cash- generating unit that have not been reflected in the estimation of future cash flows. If the recoverable amount of an intangible or tangible asset is less than its carrying value, an impairment loss is recognized immediately in profit or loss and the carrying value of the asset reduced by the amount of the loss. A reversal of an impairment loss on intangible assets (excluding goodwill) or property, plant and equipment is recognized as it arises provided the increased carrying value does not exceed that which it would have been had no impairment loss been recognized. Impairment losses on goodwill are not reversed.

The amounts recorded as fixed impairment loss during the year ended December 31, 2015 and 2014 are $0 and $0. This impairment loss relates to our testing equipment as our management has adjusted downward the carrying value of our testing equipment because the equipment has not been generated the income over the past year.

PROPERTY AND EQUIPMENT AND DEPRECIATION POLICY

Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line basis over the estimated useful life of the asset ranging from 3 to 7 years.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. For the year ended 2015 and 2014 the amounts charged to research and development expenses was $0 and $0.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $20,264,834 for the year ended December 31, 2015.The Company has negative working capital of $6,034,907 at December 31, 2015 and a stockholders' deficit of $6,034,907 at December 31, 2015. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE-4 - NOTE RECEIVABLE

On December 17, 2013, the Company signed a receivable note with a KMBT, a manufacturer of machinery, in the aggregate amount of $285,000, at an interest rate of eight percent (8%) per annum. The drawdown notes can be prepaid upon five days notice and is payable thirteen months following its issuance. The amount receivable from KMBT at December 31, 2015, is shown net of the remaining unearned interest of $0 and a provision for bad debt of $290,827 resulting in a balance of $0.

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2015	2014
Accrued interest	$290,114	$111,436
Accrued interest-related party	131,543	86,117
Accrued compensation	502,844	425,517
Accounts payable	240,000	240,000
Accrued operating expenses	556,978	445,042
	$1,721,479	$1,308,112

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2015 and 2014, the Company received the proceeds of various loans which are convertible at amounts of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the years ended December 31, 2015 and 2014 are $18,500 in non-cash borrowings related to the default on Tonaquint loans in 2015 and $86,500 in cash, $140,000 in non-cash borrowings related to the default on Tonaquint loans in 2014, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair value at the date of issuance of the obligation and this amount is allocated between the derivative and the underlying obligation.  The difference is recorded as a debt discount and amortized over the life of the debt. The Redwood Management, LLC and Tonaquint notes are in default as of December 31, 2015.

During the years ended December 31, 2015 and 2014, other convertible debts were converted into common shares of the Company.  During the year ended December 31, 2015 and the year ended December 31, 2014, note payable of $1,973 and $186,312 plus accrued interests of $28,547 were made into 393,000 shares and 1,841,012 shares respectively.

A summary of the amounts outstanding as of December 31, 2015 and 2014 is as follows:

	Loans 2015	Debt discount 2015	Balance December 31, 2015	Balance December 31, 2014

Tonaquint	$571,193	$-	$571,193	$521,640
Redwood Management, LLC	372,992	-	372,992	372,992
Proteus Capital Corp.	32,500	-	32,500	-
LG Capital	19,500	-	19,500	19,500
Asher Enterprises Inc	-	-	-	32,500
GSM Capital Group LLC	30,000	-	30,000	26,574
	$1,026,185	$-	$1,026,185	$973,206

NOTE 7 – NOTE PAYABLE – STOCKHOLDERS

The stockholders increase of $85,499, are additions for accrued salaries, net of payments made during the year. These were not actual cash proceeds. The amount owed to stockholders at December 31, 2015 is $1,396,679. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An amount of $66,280 has been imputed in 2015 and $56,589 was imputed in 2014. During the years ended December 31, 2015 and 2014, total loan conversions of $274,500 and $0 were made into 2,745,000,000 and 0 shares respectively.

The amount owed to Hanscom K. Inc. at December 31, 2015 is $311,487. These loans are non-interest bearing and are payable on demand.

During 2015, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at December 31, 2015 is $28,500. These loans bear at 8.00% per annum and are payable on demand.

During the years ended December 31, 2015 and 2014, the Company received the proceeds of various loans which are convertible at amounts of 50% of the market price of the common shares of the Company at the time of conversion and bear interest at 8% per annum.  The amounts received during the years ended December 31, 2015 and 2014 are $0 and $23,528, respectively.

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

During these same periods, other convertible debts were converted into common shares of the Company.  During the years ended December 31, 2015 and 2014, total loan conversions of $0 plus accrued interests of $0 and $48,616 plus accrued interests of $4,927 were made into 0 and 655,621 shares respectively.

A summary of the amounts outstanding as of December 31, 2015 and 2014 is as follows:

	Loans 2015	Debt discount 2015	Balance December 31, 2015	Balance December 31, 2014

Stockholders	$1,396,679	$-	$1,396,679	$1,311,180
Hanscom K. Inc.	311,487	-	311,487	31,080
RCO Group Inc.	28,500	-	28,500	28,500
	$1,736,666	$-	$1,736,666	$1,370,760

NOTE 8 – DERIVATIVE LIABILITIES

During the years ended December 31, 2015 and 2014, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 6 and 7. The Company computes the value of the derivative liability at the issuance of the related obligation using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 881% and 1319% and a forfeiture rate of 0.00%.  The derivative liability at December 31, 2015 and 2014 is as follows:

	2015	2014

Asher Enterprises Inc	$-	$39,722
Tonaquint	815,969	924,437
Proteus Capital Group LLC	72,221	-
GSM Capital Group LLC	66,162	66,665
LG Capital	48,221	46,887
Redwood Management, LLC	372,994	372,994
Total	$1,375,577	$1,483,205

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,375,577	$1,375,577

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2014:

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,483,205	$1,483,205

The following table summarizes the derivatives liability from January 1st through December 31, 2015:

Derivative liabilities

Balance December 31, 2014	$1,483,205
Addition of new derivative	-
Day one loss due to derivative	-
Gain on change in fair value of the derivative	(105,671)
Settled upon conversion of debt	(1,957)
Balance December 31, 2015	$1,375,577

The following table summarizes the derivatives liability from January 1st through December 31, 2014:

Derivative liabilities

Balance December 31, 2013	$1,589,616
Addition of new derivative	80,325
Day one loss due to derivative	129,848
Loss on change in fair value of the derivative	306,696
Settled upon conversion of debt	(623,280)
Balance December 31, 2014	$1,483,205

NOTE 9 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001) of which 3,249,327,026 were issued and outstanding as of December 31, 2015 and 3,934,026 shares of common stock issued and outstanding as of December 31, 2014.

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interests	Common shares
	converted	converted	Of the Company

Tonaquint (note 6)	$1,973	$-	$393,000
Stockholders (note 7)	324,500	-	3,245,000,000
Total	$326,473	$-	$3,245,393,000

During 2014, the following convertible debt owners converted loans plus accrued interests into common shares of the Company:

	Loans	Interests	Common shares
	converted	converted	Of the Company

Asher Enterprises Inc (note 6)	$34,900	$2,200	$371,000
Tonaquint (note 6)	102,396	15,302	853,563
AES Capital Corp. (note 6)	24,016	5,949	299,646
AGS Capital Group LLC (note 7)	42,323	3,827	573,528
JMJ Financial (note 6)	25,000	5,096	316,803
Panache Capital LLC (note 7)	6,293	1,100	82,093
Total	$234,928	$33,474	$2,496,633

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31,	December 31,
	2015	2014

Statutory tax rate	34.0%	34.0%

Net operating loss carry forwards	(34.0%)	(34.0%)

Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2015	2014

Deferred tax asset	$11,439,102	$11,058,529

Valuation allowance	(11,439,102)	(11,058,529)
Deferred tax asset net of valuation allowance	$-	$-
Changes in valuation allowance	$0	$0

The income tax provision (benefit) consists of the following:

	December 31,	December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	0	0

State and local:
Current	-	-
Deferred	0	0
	0	0
Change in valuation allowance	0	0
Income tax provision (benefit)	$-	$-

As of December 31, 2015, the company had net operating loss carry forwards of approximately $11,439,102 which are being carried forward for subsequent years. Such net operating loss carry forwards expire as follows;

2024-2028	$3,401,000
2029-2031	$5,717,000
2032-2035	$2,321,102

The Company's federal and state income tax returns for the tax years 2010 and forward remain subject to examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company was party to a lease for its Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013 and the Company remains in these premises on a month to month basis. The rent expense charged to operations for the years ended December 31, 2015 and 2014 was $24,012 and $26,012, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The stockholders increase of $85,499, are additions for accrued salaries, net of payments made during the year. These were not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the years ended December 31, 2015 and 2014, interest paid to related party totaled $111,498 and $97,523.

During the year ended December 31, 2015, the Company settled loans of $324,500 with stockholders by conversions into 3,245,000,000 shares. The amount of loss incurred as settlement expense is $19,145,500.

NOTE 13 – SUBSEQUENT EVENTS

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

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2015, included in this report have been audited by Malone Bailey, as set forth in this annual report.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. These matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 8, 2015, we issued 393,000 shares to Tonaquint Inc. in consideration of the conversion of $1,973 in debt owed to Tonaquint Inc. in exchange for 393,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

On July 1, 2015, we issued 3,245,000,000 shares to stockholders in consideration of the conversion of $324,500 in debt owed to stockholders in exchange for 3,245,000,000 shares of our common stock. The foregoing transaction was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Tonaquint Inc.was furnished with the same information that could be found in a Form S-1 registration statement and Tonaquint Inc. was a "sophisticated investor" as that term is defined in court cases and administrative decisions as well as the regulations promulgated by the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	72	Chief Executive Officer
Jeung Kwak	69	Chairman, Director
James Kwak	33	Chief Operating Officer
Michel St-Pierre	53	Acting Chief Financial Officer

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

James Kwak, Chief Operating Officer. James Kwak is the Chief Operating Officer of Ecolocap Solutions with the responsibility of creating new business opportunities, nurturing relationships along with pitching our technologies domestically and globally. He also is the President of a growing start up Internet Business company that specializes in Web Apps, SEO, and Web development that focuses on Plastic Surgeons and other high end businesses.
From 2007 to 2014, James built a book of business for the Electronics division of Hanscom K in excess of 600k per year. He most recently licensed and sold this book of business to a competitor in 2015 for close to half a million dollars. Every business that he's been involved with has grown exponentially every year due to his expertise in sales and business development.

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

Michel St-Pierre, Acting Chief Financial Officer. Mr. St-Pierre has served as an officer of the Company since July 2006. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre has served as Chief Financial Officer of a public shell company, Tiger Renewable Energy Limited (formerly known as Tiger Ethanol International Inc. and Arch Management) since January 2007 and held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004, and Boulangeries Comas Inc. from 2000-2003.

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

As of March 31, 2016, we had four directors. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Siegel, Kwak, Egger, Truong, and Beerli are not independent.

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

Executive Officer Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2015	120,000	0	0	0	0	0	0	120,000
Chief Executive Officer	2014	120,000	0	0	0	0	0	0	120,000
and President

John Kwak, (3)	2015	120,000	0	0	0	0	0	0	120,000
Chairman and Director	2014	120,000	0	0	0	0	0	0	120,000

James Kwak. (4)	2015	120,0000	0	0	0	0	0	0	120,000
Executive Vice President	2014	0	0	0	0	0	0	0	0

Michel St-Pierre (5)	2015	20,000	0	0	0	0	0	0	20,000
CFO	2014	20,000	0	0	0	0	0	0	20,000

(1)
Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Siegel has been appointed president and CEO on September 10, 2009.
(3)	Mr. Kwak has been appointed Chairman and director on June 16, 2009.
(4)	Mr. Kwak has been appointed Executive Vice President on January 1, 2015.
(5)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.

Employment Contracts

None

Other Executive Officers

During 2015, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director's Compensation Table
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Michael Siegel	0	22,500	0	0	0	0	22,500

Jeung Kwak	0	22,500	0	0	0	0	22,500

James Kwak	0	22,500	0	0	0	0	22,500

Michel St-Pierre	0	22,500	0	0	0	0	22,500

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director other than as described herein.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 3,249,327,026 shares of our common stock outstanding as of June 30, 2016.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares	Options/ Warrants	Total	Percent
Michael Siegel (2)	687,512,262	0	687,512,262	21.16%
Jeung Kwak (3)	678,515,027	0	678,515,027	20.88%
James Kwak (4)	200,000,000	0	200,000,000	6.16%
Michel St-Pierre (5)	500,003,752	600,000	500,603,752	15.41%

All executive officers and directors as a group (4 persons)	2,066,031,041	600,000	2,066,631,041	63.60%

Cede & Co (6)	4,244,445	0	4,244,445	4.13%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 South Grove Avenue, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr. Siegel, is the President and Chief Executive Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Owner of 5% or more of our common stock. Mr. James Kwak is the Executive Vice President.
(5)	Owner of 5% or more of our common stock. Chief Financial Officer.
(6)	Owner of 5% or more of our common stock.

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

As of March 30, 2016, we had one officer eligible to receive options under the Equity Incentive Plan. Options to buy 600,000 shares of common stock were outstanding under the Equity Incentive Plan and 120,000 shares remained available for grants under this plan.

Outstanding Equity Awards at Fiscal Year End for Named Executives
Name (a)	Number of Securities Underlying Unexercised Options (1) (b)	Number of Securities Underlying Unexercised Options (c)	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (d)	Option Exercise Price (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (g)	Market Value of Shares or Units of Stock That Have Vested (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Note Vested (j)
	Exercisable	Unexercisable

Michel St-Pierre	250,000	0	0	0.01	09-06-2016	0	0	0	0
	200,000	0	0	0.01	09-06-2016	0	0	0	0
	150,000	0	0	0.01	09-06-2016	0	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The stockholders increase of $85,499, are additions for accrued salaries, net of payments made during the year. These were not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$20,000	Malone Bailey, LLP
2014	$10,000	Malone Bailey, LLP
2014	$8,215	Paritz & Company, P.A.

(2)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	Malone Bailey, LLP
2014	$0	Malone Bailey, LLP
2014	$0	Paritz & Company, P.A.

(3)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	Malone Bailey, LLP
2014	$0	Malone Bailey, LLP
2014	$0	Paritz & Company, P.A.

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

Audit Committee Pre-Approval Policies

Our Audit Committee reviewed the audit and non-audit services rendered by Malone Bailey, LLP. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2016.

ECOLOCAP SOLUTIONS INC.

BY:	MICHAEL SIEGEL
Michael Siegel
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHAEL SIEGEL	President, Chief Executive Officer, Treasurer,	April 28, 2016
Michael Siegel	Chief Financial Officer, and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	April 28, 2016
Jeung Kwak

TRI VU TRUONG	Director	April 28, 2016
Tri Vu Truong

ALBERT BEERLI	Director	April 28, 2016
Albert Beerli

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/23/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/23/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X