Form 10-Q
period 2016-03-31
ECOLOCAP SOLUTIONS INC.
filed 2017-08-22
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
The Issuer had 6,581,652,628 shares of Common Stock, par value $0.00001, outstanding as of July 10, 2017.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS AND ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Convertible notes payable	1,040,838	1,026,185
Notes payable - related parties	1,877,196	1,736,666
Derivative liabilities	2,556,620	1,375,577
Accrued expenses and sundry current liabilities related parties	956,856	884,553
Accrued expenses and sundry current liabilities	880,291	836,926

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	7,486,801	6,034,907

STOCKHOLDERS' DEFICIT
Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,249,327,026 shares, issued and outstanding	32,493	32,493
Additional paid in capital	55,929,049	55,912,655
Accumulated Deficit	(66,379,244)	(65,007,045)

TOTAL STOCKHOLDERS' DEFICIT -Ecolocap Solutions Inc.	(10,417,702)	(9,061,897)

Non-controlling interest	2,930,901	3,026,990

TOTAL STOCKHOLDERS' DEFICIT	(7,486,801)	(6,034,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31, 2016	For the Three Months ended March 31, 2015

COSTS AND EXPENSES:

Selling, general and administrative	$201,941	$207,458

TOTAL OPERATING EXPENSES	201,941	207,458

Loss from operations	(201,941)	(207,458)

OTHER INCOME (EXPENSES)
Loss on derivative liabilities at market	(1,181,043)	(527)
Interest expense-related parties	(28,697)	(26,907)
Interest expense	(56,607)	(54,941)

TOTAL OTHER INCOME (EXPENSES)	(1,266,347)	(82,375)

Net loss before non-controlling interest	$(1,468,288)	$(289,833)

Non-controlling interest	$(96,089)	$(88,613)

Net Loss attributable to Ecolocap Solutions Inc.	$(1,372,199)	$(201,220)

Loss Per Common Share-basic and diluted	$(0.00)	$(0.05)
Average weighted Number of Shares Outstanding-basic and diluted	3,249,327,026	3,991,765

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31, 2016	For the Three Months ended March 31, 2015
Net loss	$(1,468,288)	$(289,833)

Adjustment to reconcile net loss to net cash used in operating activities
Imputed interests of shareholders loans	16,394	16,732
Loss on derivatives liabilities at market	1,181,043	527
Unpaid penalty interest added to debt principal	14,653	15,759
Changes in operating assets and liabilities:
Accrued expenses and sundry current liabilities	256,198	211,815

Net cash (used in) operating activities	-	(45,000)

Financing activities
Proceeds from loans from related parties	-	45,000

Net cash provided by financing activities	-	45,000

Change in cash	-	-

Cash-beginning of period	-	-

Cash-end of period	$-	$-

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable to stockholders to common stock	$-	$1,973
Non cash additions of loans from shareholder	$112,500	$90,000
Reclassification of derivative to APIC	$-	$(1,957)
Expenses paid by a related party on behalf of the Company	$28,030	$-

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecolocap Solutions Inc. ("we", "our", "the Company") is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products.  Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

M-Fuel

The Company, through its subsidiary Micro Bubble Technologies Inc. (MBT), developed M-Fuel, an innovative suspension fuel that is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M -Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive. The production of M-Fuel takes place in our Nano Processing Units (NPU), a self contained device that is sized for output. The NPU's can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery.

ECOS/BIO-ART

ECOS/Bio-ART is a patented air injected high-speed aerobic biological fermentation technology, utilizing uniquely cultured Bacillus, and incorporated into a specifically designed in-vessel unit. The remediation process takes seven days and reduces moisture content to an average between 12%-25% on an output equal to 1/3 the input. The output can be used as organic fertilizer, animal feed, animal bedding or biomass. The computer controlled process monitors the temperature on 3 different levels. The technology is designed to reduce the costs associated with food waste disposal and in the process will reduce the environmental impact or methane greenhouse gas production.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, negative working capital, is dependent on its shareholders to provide additional funding for operating expenses and has no recurring revenues. These items raise substantial doubts about the Company's ability to continue as a going concern.

Management's plan for the Company's continued existence include selling additional common stock of the Company and borrowing additional funds to pay overhead expenses.

With the opportunities created by the ECOS BIO-ART and M Fuel, management has begun the process of redeploying its assets, identifying business strategies that offers above average profit potential and identifying the resources necessary to successfully execute it new strategic direction.

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

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	March 31 2016	December 31 2015
Accrued interest	$332,068	$290,114
Accrued interest-related parties	143,846	131,543
Accrued compensation-related parties	540,344	502,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	272,666	250,166
Accrued operating expenses	308,223	306,812
	$1,837,147	$1,721,479

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loans are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging from 8% to 22% per annum.  The increases during the three months period ended March 31, 2016 and 2015 of $14,653 and $15,759 in non-cash borrowings are related to the default on Tonaquint loans, respectively. During the period ended March 31, 2016, the Company was in default on its convertible notes due to non-repayment which triggered an increase of the outstanding balances.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative. The derivative component is fair valued at the date of issuance of the obligation and the amount is marked to market at each reporting period. The Redwood Management, LLC, Proteus Capital Corp., LG Capital and Tonaquint notes are in default as of March 31, 2016.

There were no conversions of convertible debts during the period ended March 31, 2016.  During the year ended December 31, 2015 note payable of $1,973 was converted into 393,000 shares.

A summary of the amounts outstanding as of March 31, 2016 and December 31, 2015 are as follows:

	Balance March 31, 2016	Balance December 31, 2015

Tonaquint	$585,846	$571,193
Redwood Management, LLC	372,992	372,992
Proteus Capital Corp.	32,500	32,500
LG Capital	19,500	19,500
GSM Capital Group LLC	30,000	30,000
	$1,040,838	$1,026,185

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the three month period ended March 31, 2016, notes payable to related parties increased by $112,500. The additions are for accrual of unpaid salaries and not actual cash proceeds. The amount owed to stockholders at March 31, 2016 is $1,509,179. These loans are non-interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An interest amount of $16,394 has been imputed in 2016. There were no conversions during the three month period ended March 31, 2016. During the year ended December 31, 2015, total loans of $274,500 were converted into 2,745,000,000 shares.

During the three month period ended March 31, 2016, the Company received $28,030 in loans from Hanscom K Inc. The amount owed to Hanscom K. Inc. at March 31, 2016 is $339,517. These loans are non-interest bearing and are payable on demand.

During the three month period ended March 31, 2016, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at March 31, 2016 is $28,500. These loans bear interest at 8.00% per annum and are payable on demand.

A summary of the amounts outstanding as of March 31, 2016 and December 31, 2015 are as follows:

	Balance March 31, 2016	Balance December 31, 2015

Stockholders	$1,509,179	$1,396,679
Hanscom K. Inc.	339,517	311,487
RCO Group Inc.	28,500	28,500
	$1,877,196	$1,736,666

NOTE 6 – DERIVATIVE LIABILITIES

During the three month period ended March 31, 2016, the Company recorded various derivative liabilities associated with the convertible notes payable discussed in Note 4. The Company computes the value of the derivative liability at each reporting period using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 426.00% and 931.00% and a forfeiture rate of 0.00%. The derivative liability at March 31, 2016 and December 31, 2015 are as follows:

	2016	2015

Tonaquint	$1,269,300	$815,979
Proteus Capital Group LLC	96,296	72,221
GSM Capital Group LLC	133,327	66,162
LG Capital	63,052	48,221
Redwood Management, LLC	994,645	372,994
Total	$2,556,620	$1,375,577

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended March 31, 2016

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$2,556,620	$2,556,620

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,375,577	$1,375,577

The following table summarizes the derivatives liability from January 1st through March 31, 2016

Derivative liabilities

Balance December 31, 2015	$1,375,577
Loss on change in fair value of the derivative	1,181,043
Balance March 31, 2016	$2,556,620

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,249,327,026 were issued and outstanding as of March 31, 2016 and December 31, 2015.

There were no conversions of convertible debts into common shares of the Company during the first quarter of 2016.

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans converted	Interest converted	Common shares of the Company

Tonaquint (Note 4)	$1,973	$-	393,000
Accrued compensation	50,000	-	500,000,000
Stockholders (Note 5)	274,500	-	2,745,000,000
Total	$326,473	$-	3,245,393,000

NOTE 8 – RELATED PARTIES TRANSACTIONS

During the period ended March 31, 2016, notes payable to the stockholders increased by $112,500. The additions are for accrual of unpaid salaries and not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended March 31, 2016 and 2015, interest accrued to related parties totaled $28,697 and $26,907.

During the period ended March 31, 2016, the Company received $28,030 in loans from Hanscom K Inc. The amount owed to Hanscom K. Inc. at March 31, 2016 is $339,517. These loans are non-interest bearing and are payable on demand.

NOTE 9 – SUBSEQUENT EVENTS

During the first two quarters of 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans converted	Interest converted	Common shares of the Company

Tonaquint (Note 5)	$96,311	$85,990	2,157,581,572
GSM Capital Group LLC (Note 5)	28,790	-	436,527,302
LG Capital (Note 5)	19,500	7,444	197,116,728
Total	$144,601	$93,434	2,791,225,602

In February 2017, the Company and Hanscom K Inc. jointly and severally entered into a loan agreement for an amount of $485,000 which is subject to annual interest of 16% and matures on November 1, 2017.

During May 2017, an aggregate of $108,220 in loans from stockholders were converted into 541,100,000 shares of the common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

Our business approach combines science, innovation and market-ready solutions to achieve environmentally and economically beneficial energy and energy management practices.

The Company's first objective is to provide its full turn-key solution at lower cost. The Company technology reduces the costs associated with food waste disposal and in the process reduces the environmental impact or methane greenhouse gas production, provide a healthier life for all and create viable organic byproducts.

The first target market is the Municipal solid waste industry (MSW), grow the number of customer, and, expand ECOS BIO ART brand presence.

Discussions are also underway with a number of prospective customers and the Company is confident it will enter into a number of sales agreements as soon as it can demonstrate its product with all the proprietary features. The   Company is confident it will provide such demos in the next months.

Results of Operations

For the Three Month Periods ended March 31, 2016 and 2015

Overview

We incurred net losses of $1,468,288 for the three month period ended March 31, 2016 as compared to net losses of $289,833 for the comparable period of 2015. There has been a decrease of $5,517 in selling, general and administrative expenses, an increase in loss on derivatives at market of $1,180,516 and an increase in interest expenses of $3,456 mainly attributable to the interest expense resulting from our outstanding notes.

Sales

For the three month periods ended March 31, 2016 and 2015 we had no sales.

Selling, General and Administrative

For the three month period ended March 31, 2016, we incurred selling, general and administration expenses of $201,941, a decrease of 3% from the same period last year. The decrease resulted from the decrease in professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three month period ended March 31, 2016, we incurred a charge of $85,304. This compared to $81,848 for the same period of the previous year. The interests increase is attributable to interest rate increase due to default on convertible debts.

Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015, we had no cash. Total cash used in operations for the three month period ended March 31, 2016 was $0. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2016 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2016 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $0 as of March 31, 2016. This was no change, as compared to current assets of $0 as of December 31, 2015.

We had total current liabilities of $7,486,801 as of March 31, 2016. This was an increase of $1,451,894, or 24%, as compared to current liabilities of $6,034,907 as of December 31, 2015. The net increase was attributable to an increase in derivative liabilities due to the loss on derivatives at market value, increase in notes payable to stockholders and an increase in accrued expenses and current liabilities.

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

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: the lack of a functioning audit committee, lack of multiple levels of review over the financial reporting process and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of August, 2017.

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