Form 10-Q
period 2016-06-30
ECOLOCAP SOLUTIONS INC.
filed 2017-08-22
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS AND ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Convertible notes payable	1,040,838	1,026,185
Notes payable - related parties	2,028,119	1,736,666
Derivative liabilities	1,866,642	1,375,577
Accrued expenses and sundry current liabilities related parties	1,030,085	884,553
Accrued expenses and sundry current liabilities	924,084	836,926

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	7,064,768	6,034,907

STOCKHOLDERS' DEFICIT
Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,249,327,026 shares, issued and outstanding	32,493	32,493
Additional paid in capital	55,946,380	55,912,655
Accumulated Deficit	(65,879,770)	(65,007,045)

TOTAL STOCKHOLDERS' DEFICIT-Ecolocap Solutions Inc.	(9,900,897)	(9,061,897)

Non-controlling interest	2,836,129	3,026,990

TOTAL STOCKHOLDERS' DEFICIT	(7,064,768)	(6,034,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Months ended June 30, 2016	For the Six Months ended June 30, 2015	For the Three Months ended June 30, 2016	For the Three Months ended June 30, 2015

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	$414,307	$424,096	$212,366	$216,638

TOTAL OPERATING EXPENSES	414,307	424,096	212,366	216,638

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liabilities at market	(491,065)	98,097	689,978	98,624
Interest expense-related parties	(59,257)	(55,448)	(30,560)	(28,541)
Interest expense	(98,957)	(106,890)	(42,350)	(51,949)

TOTAL OTHER INCOME (EXPENSES)	(649,279)	(64,241)	617,068	18,134

Net (Loss) Income before non-controlling interest	$(1,063,586)	$(488,337)	$404,702	$(198,504)

Non-controlling interest	$(190,861)	$(185,796)	$(94,772)	$(97,183)

Net (Loss) Income attributable to Ecolocap Solutions Inc	$(872,725)	$(302,541)	$499,474	$(101,321)

(Loss) Income Per Common Share-basic and diluted	$(0.00)	$(0.07)	$0.00	$(0.02)

Average weighted Number of Shares-basic and diluted	3,249,327,026	4,159,881	3,249,327,026	4,327,998

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30 2016	For the Six Months ended June 30 2015
Net loss	$(1,063,586)	$(488,337)

Adjustment to reconcile net loss to net cash used in operating activities
Imputed interests of shareholders loans	33,725	34,214
(Gain) loss on derivatives liabilities at market	491,065	(98,097)
Unpaid penalty interest added to debt principal	14,653	28,092

Changes in operating assets and liabilities:
Accrued expenses and sundry current liabilities	524,143	388,752

Net cash (used in) operating activities	-	(135,376)

Financing activities
Proceeds from loans from related parties	-	135,376

Net cash provided by financing activities	-	135,376

Change in cash	-	-

Cash-beginning of period	-	-

Cash-end of period	$-	$-

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$-	$(1,973)
Reclassification of derivative to APIC	$-	$(1,957)
Non cash additions of loans from shareholders	$225,000	$180,000
Expenses paid by a related party on behalf of the Company	$66,453	$-

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecolocap Solutions Inc. ("we", "our", and the "Company") is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products.  Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

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

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	June 30 2016	December 31 2015
Accrued interest	$374,418	$290,114
Accrued interest-related parties	157,075	131,543
Accrued compensation-related parties	577,844	502,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	295,166	250,166
Accrued operating expenses	309,666	306,812
	$1,954,169	$1,721,479

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loans are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging from 8% to 22% per annum. The increase during the six month period ended June 30, 2016 and 2015 of $14,653 and $28,090 in non-cash borrowings are related to the default on Tonaquint loans, respectively. During the period ended June 30, 2016, the Company was in default of its convertible notes due to non-repayment which triggered an increase of the outstanding balances.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and the amount is marked to market at each reporting period. All of the convertible notes are in default as of June 30, 2016.

There were no conversions of convertible debts during the period ended June 30, 2016.  During the year ended December 31, 2015 note payable of $1,973 was converted into 393,000 shares.

A summary of the amounts outstanding as of June 30, 2016 and December 31, 2015 are as follows:

	Balance June 30, 2016	Balance December 31, 2015

Tonaquint	$585,846	$571,193
Redwood Management, LLC	372,992	372,992
Proteus Capital	32,500	32,500
LG Capital	19,500	19,500
GSM Capital Group LLC	30,000	30,000
	$1,040,838	$1,026,185

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the six month period ended June 30, 2016, notes payable to related parties increased by $225,000. The additions are for accrual of unpaid salaries and not actual cash proceeds. The amount owed to stockholders at June 30, 2016 is $1,621,679. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An interest amount of $33,725 has been imputed in 2016. There were no conversions during the six month period ended June 30, 2016. During the year ended December 31, 2015, total loans of $274,500 were converted into 2,745,000,000 shares.

During the six month period ended June 30, 2016, the Company received $66,453 in loans from Hanscom K Inc. The amount owed to Hanscom K. Inc. at June 30, 2016 is $377,940. These loans are non-interest bearing and are payable on demand.

During the six month period ended June 30, 2016, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at June 30, 2016 is $28,500. These loans bear interest at 8.00% per annum and are payable on demand.

A summary of the amounts outstanding as of June 30, 2016 and December 31, 2015 are as follows:

	Balance June 30, 2016	Balance December 31, 2015

Stockholders	$1,621,679	$1,396,679
Hanscom K. Inc.	377,940	311,487
RCO Group Inc.	28,500	28,500
	$2,028,119	$1,736,666

NOTE 6 – DERIVATIVE LIABILITIES

During the six month period ended June 30, 2016, the Company recorded various derivative liabilities associated with the convertible notes payable discussed in Notes 4. The Company computes the value of the derivative liability at each reporting period using the Black Scholes Method using a risk free rate ranging from 0.36% and 0.52%, volatility rates ranging between 345.20% and 741.60% and a forfeiture rate of 0.00%. The derivative liability at June 30, 2016 and December 31, 2015 are as follows:

	2016	2015

Tonaquint	$942,404	$815,979
Proteus Capital Group LLC	72,222	72,221
GSM Capital Group LLC	63,276	66,162
LG Capital	42,757	48,221
Redwood Management, LLC	745,983	372,994
Total	$1,866,642	$1,375,577

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended June 30, 2016

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,866,642	$1,866,642

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,375,577	$1,375,577

The following table summarizes the derivatives liability from January 1st through June 30, 2016

Derivative liabilities

Balance December 31, 2015	$1,375,577
Loss on change in fair value of the derivative	491,065
Balance June 30, 2016	$1,866,642

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,249,327,026 were issued and outstanding as of June 30, 2016 and December 31, 2015.

There were no conversions of convertible debts into common shares of the Company during the six months ended June 30, 2016.

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company.

	Loans converted	Interest converted	Common shares of the Company

Tonaquint (Note 4)	$1,973	$-	393,000
Accrued compensation	50,000	-	500,000,000
Stockholders (Note 5)	274,500	-	2,745,000,000
Total	$326,473	$-	3,245,393,000

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2016, notes payable to the stockholders increased by $225,000. The additions are for accrual of unpaid salaries and not actual cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended June 30, 2016 and 2015, interest accrued to related parties totaled $59,257 and $55,448.

During the six month period ended June 30, 2016, the Company received $66,453 in loans from Hanscom K Inc. The amount owed to Hanscom K Inc. at June 30, 2016 is $377,940. These loans are non-interest bearing and are payable on demand.

NOTE 9 – SUBSEQUENT EVENTS

During the first two quarters of 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company.

	Loans converted	Interest converted	Common shares of the Company

Tonaquint (note 4)	$96,311	$85,990	2,157,581,572
GSM Capital Group LLC (note 4)	28,790	-	436,527,302
LG Capital (note 4)	19,500	7,444	197,116,728
Total	$144,601	$93,434	2,791,225,602

In February 2017, the Company and Hanscom K Inc. jointly and severally entered into a loan agreement for an amount $485,000 which is subject to annual interest of 16% and matures on November 1, 2017.

During May 2017, an aggregate of $108,220 in loans from stockholders were converted into 541,100,000 shares of the common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and Six Month Periods ended June 30, 2016 and 2015

Overview

We incurred net income of $404,702 and net loss $1,063,586 for the three and six month periods ended June 30, 2016 as compared to net losses of $198,504 and $488,337 for the comparable periods of 2015, respectively. For the six months ended June 30, 2016, there has been a decrease of $9,789 in selling, general and administrative expenses, a decrease in the gain on derivatives of $589,162 and a decrease in interest expense of $4,124 mainly attributable to the interest expense resulting from our outstanding notes.

Sales

For the three and six month periods ended June 30, 2016 and 2015 we had no sales.

Selling, General and Administrative

For the three and six month periods ended June 30, 2016, we incurred selling, general and administrative expenses of $212,366 and  $414,307, respectively, a decrease of 2% from the three month period from the same period of 2015 and a decrease of 2% for the six month period from the same period of 2015. The decrease resulted from the decrease in professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and six month periods ended June 30, 2016, we incurred a charge of $72,910 and $158,214 including related party interest. This compared to $80,490 and $162,338 for the same periods of the previous year. The interest expenses on related parties increased by $3,809 due to increases in debt balance, the interest expenses on convertible loans increased by $20,159 because of interest rate and loans balance increases due to default on Tonaquint loans and the interest expense recorded upon amortization of the debt discount issuance of convertible debt decreased by $28,092 so globally the interest expense decreased by $4,124.

Liquidity and Capital Resources

At June 30, 2016, we had no cash, as opposed to $0 in cash at December 31, 2015. Total cash used in operations for the six month period ended June 30, 2016 was $0. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2016 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2016 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $0 as of June 30, 2016. There was no change, as compared to current assets of $0 as of December 31, 2015.

We had total current liabilities of $7,064,768 as of June 30, 2016. This was an increase of $1,029,861, or 17%, as compared to current liabilities of $6,034,907 as of December 31, 2015. The net increase was attributable to an increase in derivative liabilities due to the loss on derivatives at market value, increase in notes payable to stockholders and an increase in accrued expenses and current liabilities.

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

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: the lack of a functioning audit committee, lack of multiple levels of review over the financial reporting process, and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of August, 2017.

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