Form 10-Q
period 2016-09-30
ECOLOCAP SOLUTIONS INC.
filed 2017-08-23
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 6,581,652,628 shares of Common Stock, par value $0.00001, outstanding as of July 10, 2017.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$4,272	$-

TOTAL CURRENT ASSETS AND ASSETS	$4,272	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Convertible notes payable	1,040,838	1,026,185
Notes payable - related parties	2,184,042	1,736,666
Derivative liabilities	1,795,816	1,375,577
Accrued expenses and sundry current liabilities - related parties	1,103,937	884,553
Accrued expenses and sundry current liabilities	967,989	836,926

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	7,267,622	6,034,907

STOCKHOLDERS' DEFICIT
Common stock 10,000,000,000 shares authorized, par value $0.00001, 3,249,327,026 shares, issued and outstanding	32,493	32,493
Additional paid in capital	55,964,649	55,912,655
Accumulated Deficit	(66,001,070)	(65,007,045)

TOTAL STOCKHOLDERS' DEFICIT -Ecolocap Solutions Inc.	(10,003,928)	(9,061,897)

Non-controlling interest	2,740,578	3,026,990

TOTAL STOCKHOLDERS' DEFICIT	(7,263,350)	(6,034,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,272	$-

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015	Three Months ended September 30, 2016	Three Months ended September 30, 2015

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	$627,446	$642,101	$213,139	$218,005

TOTAL OPERATING EXPENSES	627,446	642,101	213,139	218,005

OTHER INCOME (EXPENSES)
Loss on settlement-note payable related party stockholders (expense)	-	(19,145,500)	-	(19,145,500)
Gain (loss) on derivatives liabilities at market	(420,239)	549,984	70,826	451,887
Interest expense-related parties	(91,378)	(83,645)	(32,121)	(28,197)
Interest expense	(141,374)	(155,165)	(42,417)	(48,275)

TOTAL OTHER (EXPENSES)	(652,991)	(18,834,326)	(3,712)	(18,770,085)

Net (Loss) before non-controlling interest	$(1,280,437)	$(19,476,427)	$(216,851)	$(18,988,090)

Non-controlling interest	$(286,412)	$(284,616)	$(95,551)	$(98,820)

Net (Loss) attributable to Ecolocap Solutions Inc	$(994,025)	$(19,191,811)	$(121,300)	$(18,889,270)

Loss Per Common Share-basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Average weighted Number of Shares-basic and diluted	3,249,327,026	1,045,845,550	3,249,327,026	3,129,216,887

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30 2016	For the Nine Months ended September 30 2015
Net loss	$(1,280,437)	$(19,476,427)

Adjustment to reconcile net loss to net cash used in operating activities
Imputed interests of shareholders loans	51,994	50,730
Loss on settlement-note payable related party stockholders expense	-	19,145,500
(Gain) Loss on derivatives liabilities at market	420,239	(549,984)
Unpaid penalty interest added to debt principal	14,653	36,314

Changes in operating assets and liabilities:
Accrued expenses and sundry current liabilities	790,823	579,457

Net cash (used in) operating activities	(2,728)	(214,410)

Financing activities

Proceeds from loans from related parties	7,000	214,410

Net cash provided by financing activities	7,000	214,410

Change in cash	4,272	-

Cash-beginning of period	-	-

Cash-end of period	$4,272	$-

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$-	$326,473
Reclassification of derivative to APIC	$-	$(1,957)
Non cash additions of loans from shareholders	$337,500	$270,000
Expenses paid by a related party on behalf of the Company	$102,876	$-

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecolocap Solutions Inc. ("we", "our", the "Company") is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products.  Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

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

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	September 30 2016	December 31 2015
Accrued interest	$416,835	$290,114
Accrued interest-related parties	170,927	131,543
Accrued compensation-related parties	615,344	502,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	317,666	250,166
Accrued operating expenses	311,154	306,812
	$2,071,926	$1,721,479

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loans are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging from 8% to 22% per annum. The increases during the nine month period ended September 30, 2016 and 2015 of $14,653 and $36,314 in non-cash borrowings are related to the default on Tonaquint loans, respectively. During the period ended September 30, 2016, the Company was in default of its convertible notes due to non-repayment which triggered an increase of the outstanding balances.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and this amount is marked to market at each reporting period. All of the convertible notes are in default as of September 30, 2016.

There were no conversions of convertible debts during the period ended September 30, 2016. During the year ended December 31, 2015 note payable of $1,973 was converted into 393,000 shares.

A summary of the amounts outstanding as of September 30, 2016 and December 31, 2015 are as follows:

	Balance September 30, 2016	Balance December 31, 2015

Tonaquint	$585,846	$571,193
Redwood Management, LLC	372,992	372,992
Proteus Capital	32,500	32,500
LG Capital	19,500	19,500
GSM Capital Group LLC	30,000	30,000
	$1,040,838	$1,026,185

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the nine month period ended September 30, 2016, note payable to the related parties increased by $337,500, additions of $330,500 are for accrual of unpaid salaries and $7,000 was in cash proceeds. The amount owed to stockholders at September 30, 2016 is $1,741,179. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An interest amount of $51,994 has been imputed in 2016. There were no conversions during the nine month period ended September 30, 2016. During the year ended December 31, 2015, total loans of $274,500 were converted into 2,745,000,000 shares.

During the nine month period ended September 30, 2016, the Company received $104,876 in loans from Hanscom K Inc. The amount owed to Hanscom K. Inc. at September 30, 2016 is $414,363. These loans are non-interest bearing and are payable on demand.

During the nine month period ended September 30, 2016, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at September 30, 2016 is $28,500. These loans bear interest at 8.00% per annum and are payable on demand.

A summary of the amounts outstanding as of September 30, 2016 and December 31, 2015 are as follows:

	Balance September 30, 2016	Balance December 31, 2015

Stockholders	$1,741,179	$1,396,679
Hanscom K. Inc.	414,363	311,487
RCO Group Inc.	28,500	28,500
	$2,184,042	$1,736,666

NOTE 6 – DERIVATIVE LIABILITIES

During the nine month period ended September 30, 2016, the Company recorded various derivative liabilities associated with the convertible notes payable discussed in Note 4. The Company computes the value of the derivative liability at each reporting period using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 314.00% and 381.00% and a forfeiture rate of 0.00%. The derivative liability at September 30, 2016 and December 31, 2015 are as follows:

	2016	2015

Tonaquint	$900,127	$815,979
Proteus Capital Group LLC	70,636	72,221
GSM Capital Group LLC	57,371	66,162
LG Capital	38,992	48,221
Redwood Management, LLC	728,690	372,994
Total	$1,795,816	$1,375,577

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended September 30, 2016

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,795,816	$1,795,816

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,375,577	$1,375,577

The following table summarizes the derivatives liability from January 1st through September 30, 2016

Derivative liabilities

Balance December 31, 2015	$1,375,577
Loss on change in fair value of the derivative	420,239
Balance September 30, 2016	$1,795,816

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,249,327,026 were issued and outstanding as of September 30, 2016 and December 31, 2015.

There were no conversion of convertible debts into common shares of the Company during the nine months period ended September 30, 2016.

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company.

	Loans converted	Interest converted	Common shares of the Company

Tonaquint (Note 4)	$1,973	$-	393,000
Accrued compensation	50,000	-	500,000,000
Stockholders (Note 5)	274,500	-	2,745,000,000
Total	$326,473	$-	3,245,393,000

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2016, note payable to the related parties increased by $337,500, additions of $330,500 are for accrual of unpaid salaries and $7,000 was in cash proceeds. These loans carry an interest of 5.00% and are payable on demand.

For the periods ended September 30, 2016 and 2015, interest accrued to related parties totaled $91,378 and $83,645.

During the nine month period ended September 30, 2016, the Company received $104,876 in loans from Hanscom K Inc. The amount owed to Hanscom K. Inc. at September 30, 2016 is $414,363. These loans are non-interest bearing and are payable on demand.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and Nine Month Periods ended September 30, 2016

Overview

We incurred net loss of $216,851 and $1,280,437 for the three and nine month periods ended September 30, 2016 as compared to net losses of $18,988,090 and $19,476,427 for the comparable periods of 2015. For the period ended September 30, 2016, there has been a decrease of $14,655 in selling, general and administrative expenses, a decrease in the stock based compensation of $19,145,500, a decrease in the gain on derivatives of $970,223 and a decrease in interest expense of $6,058 mainly attributable to the interest expense resulting from our outstanding notes.

Sales

For the three and nine month periods ended September 30, 2016 and 2015 we had no sales.

Selling, General and Administrative

For the three and nine month periods ended September 30, 2016, we incurred selling, general and administrative expenses of $213,139 and  $627,446, a decrease of 2% from the three month period from the same period of 2015 and a decrease of 2% for the nine month period from the same period of 2015. The decrease resulted from the decrease in professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2016, we incurred a charge of $74,538 and $232,752 including related party interest. This compared to $76,472 and $238,810 for the same periods of the previous year. The interest expenses on related parties increased by $7,733 due to increases in debt balance, the interest expenses on convertible loans increased by $22,522 because of interest rate and loans balance increases due to default on Tonaquint loans and the interest expense recorded upon amortization of the debt discount issuance of convertible debt decreased by $36,313 so globally the interest expense decreased by $6,058.

The decrease is caused by interest expense decrease on convertible debt.

Liquidity and Capital Resources

At September 30, 2016, we had $4,272 in cash, as opposed to $0 in cash at December 31, 2015. Total cash used in operations for the nine month period ended September 30, 2016 was $2,728. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2016 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end  of 2016 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $4,272 and $0 as of September 30, 2016 and December 31, 2015.

We had total current liabilities of $7,267,622 as of September 30, 2016. This was an increase of $1,232,715, or 20%, as compared to current liabilities of $6,034,907 as of December 31, 2015. The net increase was attributable to an increase in derivative liabilities due to the loss on derivatives at market value, increase in notes payable stockholders an increase in accrued expenses and current liabilities.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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