Form 10-K
period 2016-12-31
ECOLOCAP SOLUTIONS INC.
filed 2017-08-25
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]  NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2016: 3,249,327,026.

As of July 10, 2017, 6,581,652,628 shares of the registrant's common stock were outstanding.

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

Our Current Operations

On February 17, 2015, a 1 for 2,000 reverse-stock split was announced on FINRA's daily list and this corporate action took effect at the opening of business on February 18, 2015.

On December 19, 2016, we entered into a Supply Agreement (the "Supply Agreement") with Lakeshore Recycling Systems LLC wherein we agreed to manufacture and supply equipment and products to Lakeshore Recycling Systems LLC for resale or lease to their customers.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We do not own any real estate. We do not plan on investing in real estate in the near future. We are currently renting office space in Barrington IL on a month to month basis for $2,000 per month. The Company believes that its current office facilities will not be sufficient for the foreseeable future.

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

2016	High	Low
December 31, 2016	$0.0048	$0.0001
September 30, 2016	$0.0004	$0.0001
June 30, 2016	$0.0005	$0.0002
March 31, 2016	$0.002	$0.0002

2015	High	Low
December 31, 2015	$0.015	$0.004
September 30, 2015	$0.015	$0.006
June 30, 2015	$0.025	$0.0024
March 31, 2015	$0.2	$0.0008

Holders

As of July 10, 2017, we had one hundred and ten stockholders of record.

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

Registration Statement

On November 17, 2010, a Registration Statement on Form S-8 (the "Registration Statement") was filed by Ecolocap Solutions, Inc., a Nevada corporation (the "Company" or the "Registrant"), and the Ecolocap Solutions Inc. 2010 Non-Qualified Stock Option Plan (the "Plan") relating to 10,000,000 shares of its Common Stock, par value $0.001 per share (the "Common Stock"), to be offered and sold to accounts of eligible persons of the Company under the Plan.

As of December 31, 2016, 10,000,000 shares of common stock have been issued pursuant to this Offering, in compensation for services.

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

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

Our business approach combines science, innovation and market-ready solutions to achieve environmentally and economically beneficial energy and energy management practices.

The Company's first objective is to provide its full turn-key solution at lower cost. Our technology reduces the costs associated with food waste disposal and in the process reduces the environmental impact or methane greenhouse gas production, provide a healthier life for all and create viable organic byproducts.

The first target market is the Municipal solid waste industry (MSW), then, grow the number of customer and expand ECOS BIO ART brand presence.

Discussions are also underway with a number of prospective customers and the Company is confident it will enter into a number of sales agreements as soon as it can demonstrate its product with all the proprietary features. The Company is confident it will provide such demos in the next months.

Results of Operations

For the Years ended December 31, 2016 and 2015

Overview

We incurred net losses of $9,274,543 for the year ended December 31, 2016 as compared to a net loss of $20,264,834 for the year ended December 31, 2015. There has been a decrease of $8,124,946 in gain on derivatives liabilities at market, a decrease in loss on settlement of notes payable to stockholders of $19,145,500 and an increase in interest expenses of $68,610 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the years ended December 31, 2016 and 2015, we recorded no sales.

Total Cost and Expenses

During the year ended December 31, 2016, we incurred Total Costs and Expenses of $9,274,543, a decrease of 54% from the year ended December 31, 2015.

Selling, General and Administrative

During the year ended December 31, 2016, we incurred selling, general and administrative expenses of $860,256 as compared to $898,603 for the year ended December 31, 2015 for a decrease of 4%.

Interest

We calculate interest in accordance with the respective notes payable. For the year ended December 31, 2016, we incurred interest of $395,012 as compared to $326,402 for the year ended December 31, 2015.The increase is attributable to interest rate increase due to default on convertible debts.

Liquidity and Capital Resources

At December 31, 2016, we had $698 in cash, as opposed to $0 in cash at December 31, 2015. Total cash used in operations for the year ended December 31, 2016 was $6,302. As a result of its new business plan, management estimates that cash requirements through the end of the fiscal year ended December 31, 2017 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the first quarter of 2017 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $698 as of December 31, 2016. This was a change of $698 as compared to total assets of $0 as of December 31, 2015.

We had total current liabilities of $15,238,947 as of December 31, 2016. This was an increase of $9,204,040 or 153%, as compared to current liabilities of $6,034,907 as of December 31, 2015. The increase was attributable to note payables stockholders, derivative liabilities and accrued expenses and sundry current liabilities.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We incurred losses since inception. We had negative working capital as of December 31, 2016 of $15,238,249 (compared with $6,034,907 for the same period last year), and a stockholders' deficit of $15,238,249 as of December 31, 2016 (compared with a stockholders' deficit of $6,034,907 as of December 31, 2015). These factors, among others raise substantial doubt about our ability to continue as a going concern. As a result of these factors, our auditors have issued an opinion in their audit report for the year ended December 31, 2016 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

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
Barrington, Illinois

We have audited the accompanying consolidated balance sheets of EcoloCap Solutions, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EcoloCap Solutions, Inc. and its subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 24, 2017

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash	$698	$-

TOTAL ASSETS	$698	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Customer deposits	$175,000	$175,000
Convertible notes payable	1,040,838	1,026,185
Notes payable - related parties	2,335,959	1,736,666
Derivative liabilities	9,394,852	1,375,577
Accrued expenses and sundry current liabilities - related parties	1,178,411	884,553
Accrued expenses and sundry current liabilities	1,113,887	836,926

TOTAL CURRENT LIABILITIES	15,238,947	6,034,907
TOTAL LIABILITIES	15,238,947	6,034,907

STOCKHOLDERS' DEFICIT
Common stock
10,000,000,000 shares authorized, par value $0.00001, 3,249,327,026 shares, respectively issued and outstanding	32,493	32,493
Additional paid in capital	55,983,856	55,912,655
Accumulated deficit	(73,858,717)	(65,007,045)

TOTAL STOCKHOLDERS' DEFICIT Ecolocap Solutions, Inc.	(17,842,368)	(9,061,897)
Non-controlling interest	2,604,119	3,026,990
TOTAL STOCKHOLDERS' DEFICIT	(15,238,249)	(6,034,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$698	$-

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the year ended December 31, 2015

COSTS AND EXPENSES:

Selling, general and administrative	860,256	898,603

TOTAL OPERATING EXPENSES	860,256	898,603

Loss from operations	$(860,256)	$(898,603)

OTHER INCOME (EXPENSES)
Loss on settlement of notes payable related parties	-	(19,145,500)
Gain (loss) on derivatives liabilities at market	(8,019,275)	105,671
Interest expense-related parties	(125,059)	(111,498)
Interest expense	(269,953)	(214,904)

TOTAL OTHER INCOME (EXPENSES)	(8,414,287)	(19,366,231)

Net loss before non-controlling interest	$(9,274,543)	$(20,264,834)
Non-controlling interest	$(422,871)	$(388,632)
Net loss attributable to Ecolocap Solutions Inc.	$(8,851,672)	$(19,876,202)

Loss Per Common Share- basic and diluted	$(0.00)	$(0.01)

Average weighted Number of Shares Outstanding-basic and diluted	3,249,327,026	1,596,716,162

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Shares	Common stock Authorized 10,000,000,000 Shares, Par value $0.00001	Additional paid in Capital	Accumulated Deficit	Non-controlling interest	Total

December 31, 2014	3,934,026	$39	$36,404,899	$(45,130,843)	$3,415,622	(5,310,283)

Shares issued for settlement of debts	3,245,393,000	32,454	19,439,519	-	-	19,471,973
Reclassification of derivative to APIC	-	-	1,957	-	-	1,957
Imputed interest on non-interest bearing stockholders loans	-	-	66,280	-	-	66,280
Net Loss	-	-	-	(19,876,202)	(388,632)	(20,264,834)

December 31, 2015	3,249,327,026	32,493	55,912,655	(65,007,045	3,026,990	(6,034,907)

Imputed interest on non-interest bearing stockholders loans	-	-	71,201	-	-	71,201
Net Loss	-	-	-	(8,851,672)	(422,871)	(9,274,543)

December 31, 2016	3,249,327,026	$32,493	$55,983,856	$(73,858,717)	$2,604,119	(15,238,249)

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015

Net loss	$(9,274,543)	$(20,264,834)
Adjustment to reconcile net loss to net cash used in
operating activities
Imputed interest of shareholders loans	71,201	66,280
Loss on settlement-note payable related party stockholders expense	-	19,145,500
(Gain) loss on derivatives liabilities at market	8,019,275	(105,671)
Interest expense on derivatives	-	36,452
Unpaid penalty interest added to debt principal	14,653	18,500
Changes in operating assets and liabilities
Accrued expenses and sundry current liabilities	1,163,112	823,367
Net cash (used in) operating activities	(6,302)	(280,406)

Financing activities
Proceeds of loans from stockholders	7,000	280,406
Net cash provided by financing activities	7,000	280,406

Increase in cash	698	-
Cash- beginning of year	-	-
Cash - end of year	$698	$0

Supplemental Disclosure of Cash Flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash items:
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$-	$324,500
Non cash additions of convertible notes payable	$-	$18,500
Non cash additions of loans from shareholders	$450,000	$360,000
Reclassification of derivative to APIC	$-	$1,957
Expenses paid by a related party on behalf of the Company	$142,293	$-

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS

Ecolocap Solutions, Inc. ("we", "our", and "the Company") is an integrated and complementary network of environmentally focused technology that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products. Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

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

ECOS/BIO-ART

ECOS/Bio-ART is a patented air injected high-speed aerobic biological fermentation technology, utilizing uniquely cultured Bacillus, and incorporated into a specifically designed in-vessel unit. The remediation process takes seven days and reduces moisture content to an average between 12%-25% on an output equal to 1/3 the input. The output can be used as organic fertilizer, animal feed, animal bedding or biomass. The computer controlled process monitors the temperature on 3 different levels. The technology reduces the costs associated with food waste disposal and in the process reduces the environmental impact or methane greenhouse gas production.

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

The estimated fair value of certain financial instruments, including cash, accrued expenses and sundry current liabilities, notes payable and convertible notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

STOCK BASED COMPENSATION

We recognize compensation expense for stock-based compensation for employees in accordance with ASC Topic 718 and ASC 505 for non-employees. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period over which the awards are expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient's performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operation, financial position or cash flows.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $9,274,543 for the year ended December 31, 2016.The Company has negative working capital of $15, 238,249 and a stockholders' deficit of $15,238,249 at December 31, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses and sundry current liabilities consisted of the following at December 31:

	2016	2015
Accrued interest	$545,378	$290,114
Accrued interest-related parties	185,401	131,543
Accrued compensation-related parties	652,844	502,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	340,166	250,166
Accrued operating expenses	328,509	306,812
	$2,292,298	$1,721,479

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2016 and 2015, the Company is in default of its convertible notes due to non-repayment which triggered a 50% increase of the outstanding balances.  Loans are convertible at amounts of 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging between 8% and 22% per annum. The increases during the years ended December 31, 2016 and 2015 of $14,653 and $18,500 in non-cash borrowings are related to the default penalty on Tonaquint loans, respectively.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative.  The derivative component is fair valued at the date of issuance of the obligation and this amount is marked to market at each reporting period. All of the convertible notes are in default as of December 31, 2016.

There were no conversions of convertible debts in 2016.  During the year ended December 31, 2015 note payable of $1,973 plus accrued interests of $0 were converted into 393,000 shares.

A summary of the amounts outstanding as of December 31, 2016 and 2015 is as follows:

	Balance	Balance
	December 31, 2016	December 31, 2015

Tonaquint	$585,846	$571,193
Redwood Management, LLC	372,992	372,992
Proteus Capital Corp.	32,500	32,500
LG Capital	19,500	19,500
GSM Capital Group LLC	30,000	30,000
	$1,040,838	$1,026,185

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2016 notes payable to related parties increased by $457,000, of which $450,000 resulted from conversion of accrued salaries, net of payments made during the year to notes payable and $7,000 from cash proceeds. The amount owed to stockholders at December 31, 2016 is $1,853,679. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. Amounts of $71,201 and 66,280 has been imputed in 2016 and 2015 respectively. During the years ended December 31, 2016 and 2015, total loan conversions of $0 and $274,500 were made into 0 and 2,745,000,000 shares respectively.

The amount owed to Hanscom K. Inc. at December 31, 2016 is $453,780. During 2016, the Company received loans of $142,293 from Hanscom K. Inc. These loans are non-interest bearing and are payable on demand. Hanscom K Inc. is acting as a consultant for the Company.

During 2016, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at December 31, 2016 is $28,500. These loans are non-interest bearing and are payable on demand. These loans bear interest at 8.00% per annum and are payable on demand. RCO Group Inc. is acting as a financial consultant for the Company.

A summary of the amounts outstanding as of December 31, 2016 and 2015 is as follows:

	Balance	Balance
	December 31, 2016	December 31, 2015

Stockholders	$1,853,679	$1,396,679
Hanscom K. Inc.	453,780	311,487
RCO Group Inc.	28,500	28,500
	$2,335,959	$1,736,666

NOTE 7 – DERIVATIVE LIABILITIES

During the years ended December 31, 2016 and 2015, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 5. The Company computes the value of the derivative liability at the issuance of the related obligation and at each reporting period using the Black Scholes Method which includes the following assumptions:  a risk free rate of 0.14%, volatility rates ranging between 401.00% and 1,319.00% and a forfeiture rate of 0.00%.  The derivative liability at December 31, 2016 and 2015 is as follows:

	2016	2015

Tonaquint	$4,799,461	$815,979
Proteus Capital Group LLC	356,835	72,221
GSM Capital Group LLC	324,662	66,162
LG Capital	231,059	48,221
Redwood Management, LLC	3,682,835	372,994
Total	$9,394,852	$1,375,577

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$9,394,852	$9,394,852

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,375,577	$1,375,577

The following table summarizes the change in the fair value of the derivative liability during the year ended December 31, 2016

Derivative liabilities

Balance December 31, 2015	$1,375,577
Loss on change in fair value of the derivative	8,019,275
Balance December 31, 2016	$9,394,852

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,249,327,026 were issued and outstanding as of December 31, 2016 and 2015.

During 2016, there were no conversions of convertible debts and no shares were issued.

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans converted	Interests converted	Common shares of the Company

Tonaquint (Note 5)	$1,973	$-	393,000
Accrued compensation	50,000	-	500,000,000
Stockholders (Note 6)	274,500	-	2,745,000,000
Total	$326,473	$-	3,245,393,000

NOTE 9 – INCOME TAXES

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31, 2016	December 31, 2015

Statutory tax rate	34.0%	34.0%
Net operating loss carryforwards	(34.0%)	(34.0%)
Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2016	December 31, 2015

Deferred tax asset	$14,592,447	$11,439,102
Valuation allowance	(14,592,447)	(11,439,102)
Deferred tax asset net of valuation allowance	$-	$-
Changes in valuation allowance	$0	$0

The income tax provision (benefit) consists of the following:

	December 31, 2016	December 31, 2015
Federal:
Current	$-	$-
Deferred	3,153,345	380,573

State and local:
Current	-	-
Deferred	-	-
	3,153,345	380,573
Change in valuation allowance	(3,153,345)	(380,573)
Income tax provision (benefit)	$-	$-

As of December 31, 2016 the Company had net operating loss carry forwards of approximately $14,592,447 which are being carried forward for subsequent years. Such net operating loss carry forwards expire as follows;

2024-2028	$3,401,000
2029-2031	$5,717,000
2032-2036	$5,474,447

The Company's federal and state income tax returns for the tax years 2013 and forward remain subject to examination.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company was party to a lease for its Barrington office, at a minimum annual rent of approximately $24,000 per year. The Barrington lease expired in May 2013 and the Company remains in these premises on a month to month basis. The rent expense charged to operations for the year ended December 31, 2016 and 2015 was $26,012 and $24,012, respectively.

NOTE 11 – RELATED PARTIES TRANSACTIONS

During the year ended December 31, 2016 notes payable to stockholders increased by $457,000, of which $450,000 resulted from conversion of accrued salaries, net of payments made during the year to notes payable and $7,000 from cash proceeds.  The amount owed to stockholders at December 31, 2016 is $1,853,679. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

For the years ended December 31, 2016 and 2015, interest accrued to related parties totaled $125,059 and $111,498.

During the year ended December 31, 2015, the Company settled loans with stockholders and accrued compensation totaling $324,500 through issuance of 3,245,000,000 shares. The Company recognized settlement expense for the loss incurred of $19,145,500.

During 2016, the Company received loans of $142,293 from Hanscom K. Inc. These loans are non-interest bearing and are payable on demand. The amount owed to Hanscom K. Inc. at December 31, 2016 is $453,780. Hanscom K Inc. is acting as a consultant for the Company.

On December 19, 2016, the Company entered into a Limited Liability Company Agreement (the "Agreement") with Lakeshore Recycling Systems LLC located in Morton Grove, Illinois ("Lakeshore"), creating ECOS BIO-ART LLC, a Delaware Limited Liability Company ("LLC").  ECOS BIO-ART LLC will sell biofermentation systems.  The biofermentation systems turn organic waste into a byproduct which can be processed into a high quality organic fertilizer.

On the same date, the Company entered into a Supply Agreement (the "Supply Agreement") with LLC wherein we agreed to manufacture and supply equipment and products to LLC for resale or lease to Lakeshore and LLC's customers.

NOTE 12 – SUBSEQUENT EVENTS

During the first two quarters of 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interest	Common shares
	converted	converted	of the Company

Tonaquint (Note 4)	$96,311	$85,939	2,157,581,572
GSM Capital Group LLC (Note 4)	28,790	-	436,527,302
LG Capital (Note 4)	19,500	7,444	197,116,728
Total	$144,601	$93,383	2,791,225,602

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

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our consolidated financial statements for years ended December 31, 2016 and 2015, included in this report have been audited by Malone Bailey LLP, as set forth in this annual report.

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

On February 9, 2017, we engaged MaloneBailey LLP, 9801 Westheimer Road, Houston, Texas 77042, telephone 713-343-4200, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. MaloneBailey LLP formerly Malone & Bailey, PC, was previously our independent certifying accountant from May 20, 2004 to November 2, 2005.

During the two most recent fiscal years and through the date of engagement, we have not consulted with MaloneBailey LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that MaloneBailey LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.              CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. These matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, lack of multiple levels of review over the financial reporting process and segregation of duties, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position
Michael Siegel	73	Chief Technology Officer
Jeung Kwak	70	Chairman, Director
James Kwak	34	President, Chief Executive Officer, Chief Operating Officer
Michel St-Pierre	55	Chief Financial Officer

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

Biographical Information Regarding Officers and Directors

Michael Siegel, Chief Technology Officer. Studied Electrical Engineering at the University of Illinois in Champaign, Illinois, and following college joined the Marine Corps. He has over 30 years of experience in the technology, real estate and international business operations. On September 10, 2009, Michael Siegel was appointed president and principal executive officer. Mr. Siegel is currently a member of the board of directors. Since May 2008, Mr. Siegel has been president of Micro Bubble Technologies Inc., a Nevada corporation located in Barrington, Illinois. Micro Bubble Technologies Inc. is engaged in the business of manufacturing, marketing, distributing, setting up sub-distributors, and selling products based on nano technologies. He served as President and CEO of International Lottery and Gaming Inc. and Vietnam Telephone Co (Vietelco). From June 1975 to May 2008, Mr. Siegel was president of Siegel Research and Development, Inc., which created gaming, video and other technologies. He was also a general partner in 5 Hotels in the Chicago area. Between 2006 and 2008 Mr. Siegel was president of C Line, Inc.

James Kwak, Chief Executive Officer, President and Chief Operating Officer. James Kwak is the Chief Operating Officer of Ecolocap Solutions with the responsibility of creating new business opportunities, nurturing relationships along with pitching our technologies domestically and globally. He also is the President of a growing start up Internet Business Company that specializes in Web Apps, SEO, and Web development that focuses on Plastic Surgeons and other high end businesses. From 2007 to 2014, James built a book of business for the Electronics division of Hanscom K in excess of 600k per year. He most recently licensed and sold this book of business to a competitor in 2015 for close to half a million dollars. Every business that he's been involved with has grown exponentially every year due to his expertise in sales and business development.

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

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2016 all such filing requirements applicable to our officers and directors were complied with, except for reports by the following persons:

Audit Committee

We have a separately-designated audit committee of the board. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report. Up to February 25, 2009, our Audit Committee consisted of Lim Ping Wai who was an independent director; the full board has carried out the functions and responsibilities since her resignation.

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

As of May 31, 2017, we had four directors. We have adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Messrs. Kwak, Siegel, Kwak and St-Pierre are not independent.

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

Executive Officer Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Siegel (2)	2016	150,000	0	0	0	0	0	0	150,000
Chief Executive Officer	2015	120,000	0	0	0	0	0	0	120,000
and President

John Kwak, (3)	2016	150,000	0	0	0	0	0	0	150,000
Chairman and Director	2015	120,000	0	0	0	0	0	0	120,000

James Kwak (4)	2016	150,000	0	0	0	0	0	0	150,000
Executive Vice President	2015	120,000	0	0	0	0	0	0	120,000

Michel St-Pierre (5)	2016	48,000	0	0	0	0	0	0	48,000
CFO	2015	20,000	0	0	0	0	0	0	20,000

(1)
Prior to the acquisition of XL Generation AG, the Company's fiscal year ended April 30th. XL Generation AG, our wholly-owned subsidiary, had a fiscal year ending December 31st. Following the acquisition of XL Generation AG, we adopted the fiscal year end of XL Generation AG.

(2)	Mr. Siegel has been appointed CTO on June 1, 2017. He was president and CEO from September 10, 2009 to May 31, 2017.
(3)	Mr. Kwak has been appointed Chairman and director on June 16, 2009.
(4)	Mr. Kwak has been appointed president, CEO, COO on June 1, 2017.
(5)	Mr. St-Pierre has been our chief financial officer since July 28, 2006.

Employment Contracts

None

Other Executive Officers

During 2016, other than those disclosed above, no other employment contracts have been executed by our company for any other executive officer.

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

Directors Compensation

The following table sets forth the compensation paid by us to our directors during our fiscal year ended December 31, 2016. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director's Compensation Table
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

Michael Siegel	0	0	0	0	0	0	0
Jeung Kwak	0	0	0	0	0	0	0
James Kwak	0	0	0	0	0	0	0
Michel St-Pierre	0	0	0	0	0	0	0

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 5,925,809,128 shares of our common stock outstanding as of May 31, 2017.

Michael Siegel (2)	687,512,262	0	687,512,262	11.60%
Jeung Kwak (3)	678,515,027	0	678,515,027	11.45%
James Kwak	200,000,000	0	200,000,000	3.38%
Michel St-Pierre (4)	500,003,752	0	500,003,752	8.44%
All executive officers and directors as a group (4 persons)	2,066,031,041	0	2,066,031,041	34.87%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 South Grove Avenue, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the Chief Technology Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Owner of 5% or more of our common stock. Chief Financial Officer.

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

As of July 12, 2017, we had no officer eligible to receive options under the Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2016 note payable to related parties increased by $457,000, $450,000 is additions for accrued salaries, net of payments made during the year and $7,000 was in cash proceeds. The amount owed to stockholders at December 31, 2016 is $1,853,679. These loans are non interest bearing but interest is being imputed at 5.00% per annum and are payable on demand.

For the years ended December 31, 2016 and 2015, interest accrued to related parties totaled $125,059 and $111,498.

During 2016, the Company received loans of $142,293 from Hanscom K. Inc. These loans are non-interest bearing and are payable on demand. The amount owed to Hanscom K. Inc. at December 31, 2016 is $453,780. Hanscom K Inc. is acting as a consultant for the Company.

During 2016, the Company did not receive any loans from RCO Group Inc.

On December 19, 2016, the Company entered into a Limited Liability Company Agreement (the "Agreement") with Lakeshore Recycling Systems LLC located in Morton Grove, Illinois ("Lakeshore"), creating ECOS BIO-ART LLC, a Delaware Limited Liability Company ("LLC").  ECOS BIO-ART LLC will sell biofermentation systems.  The biofermentation systems turn organic waste into a byproduct which can be processed into a high quality organic fertilizer.

On the same date, the Company entered into a Supply Agreement (the "Supply Agreement") with LLC wherein we agreed to manufacture and supply equipment and products to LLC for resale or lease to Lakeshore and LLC's customers.

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

2016	$22,000	Malone Bailey, LLP
2015	$20,000	Malone Bailey, LLP

(2)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0
2015	$0

(3)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0
2015	$0

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/24/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/24/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of August, 2017.

ECOLOCAP SOLUTIONS INC.

BY:	JAMES KWAK
James Kwak
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

JAMES KWAK	President, Chief Executive Officer	August 24, 2017
James Kwak	and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	August 24, 2017
Jeung Kwak

MICHAEL SIEGEL	Director	August 24, 2017
Michael Siegel

MICHEL ST-PIERRE	Director and Chief Financial Officer	August 24, 2017
Michel St-Pierre

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/24/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/24/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X