Form 10-K/A
period 2016-12-31
ECOLOCAP SOLUTIONS INC.
filed 2017-11-13
CIK 1290506

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

As of October 18, 2017, 9,804,563,278 shares of the registrant's common stock were outstanding.

EXPLANATARY NOTE.

Overview

EcoloCap Solutions Inc. (the "Company"), is filing this Amendment No. 1 to Annual Report on Form 10K/A (this "Amendment") to restate and amend the Company's previously issued audited consolidated financial statements and related financial information for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on August 25, 2017 (the "Original Filing Date").

Background on the Restatement

On September 21, 2017, the Board of Directors concluded, based on the recommendation of management, that the Company's financial statements as of and for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, should be restated to correct an error related to warrants that were not accounted for including, accounting for such warrants as derivative instruments under the guidance found in ASC 815 Derivatives and Hedging.  The effect of the correction will be to increase the amount of the net loss reported in the December 31, 2016 annual period affected.  The effect of the correction in the affected period is to increase the accumulated deficit and to increase the derivative liabilities as of December 31, 2016 by $779,351.

In December 2013, the Company issued 750,000 preferred shares to related parties' stockholders that was not disclosed in the 10-K filing. The Company believes that the Series A Preferred Shares had zero value on December 31, 2013. The preferred shares issuance is disclosed in the restated financial statements.

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

Holders

As of October 18, 2017, we had one hundred and eight stockholders of record.

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

Results of Operations

For the Years ended December 31, 2016 and 2015

Overview

We incurred net losses of $10,053,894 for the year ended December 31, 2016 as compared to a net loss of $20,264,834 for the year ended December 31, 2015. There has been a decrease of $8,748,426 in gain on derivatives liabilities at market, a decrease in loss on settlement of notes payable to stockholders of $19,145,500 and an increase in interest expenses of $68,610 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the years ended December 31, 2016 and 2015, we recorded no sales.

Total Cost and Expenses

During the year ended December 31, 2016, we incurred Total Costs and Expenses of $10,053,894, a decrease of 50% from the year ended December 31, 2015.

Selling, General and Administrative

During the year ended December 31, 2016, we incurred selling, general and administrative expenses of $1,016,127 as compared to $898,603 for the year ended December 31, 2015 for an increase of 13%.

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

We had total current liabilities of $16,018,298 as of December 31, 2016. This was an increase of $9,983,391 or 165%, as compared to current liabilities of $6,034,907 as of December 31, 2015. The increase was attributable to note payables stockholders, derivative liabilities and accrued expenses and sundry current liabilities.

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

Limited Operating History

We have a history of operating losses, and may continue to incur operating losses. We incurred losses since inception. We had negative working capital as of December 31, 2016 of $16,017,600 (compared with $6,034,907 for the same period last year), and a stockholders' deficit of $16,017,600 as of December 31, 2016 (compared with a stockholders' deficit of $6,034,907 as of December 31, 2015). These factors, among others raise substantial doubt about our ability to continue as a going concern. As a result of these factors, our auditors have issued an opinion in their audit report for the year ended December 31, 2016 expressing uncertainty about the ability of our Company to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.

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

As disclosed in Note 4 to the financial statements, the Company restated its 2016 financial statements to recognize certain warrants issued during the year.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 24, 2017, except for Notes 3, 4, 8, 9, 10 and 13 as to which the date is November 9, 2017

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016 (Restated)	2015

ASSETS

CURRENT ASSETS
Cash	$698	$-

TOTAL ASSETS	$698	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Customer deposits	$175,000	$175,000
Convertible notes payable	1,040,838	1,026,185
Notes payable – related parties	2,335,959	1,736,666
Derivative liabilities	10,174,203	1,375,577
Accrued expenses and sundry current liabilities – related parties	1,178,411	884,553
Accrued expenses and sundry current liabilities	1,113,887	836,926

TOTAL CURRENT LIABILITIES	16,018,298	6,034,907
TOTAL LIABILITIES	16,018,298	6,034,907

STOCKHOLDERS' DEFICIT
Preferred stock 100,000,000 shares authorized, par value $0.0001, 750,000 shares, respectively issued and outstanding	-	-
Common stock 25,000,000,000 shares authorized, par value $0.00001, 3,249,327,026 shares, respectively issued and outstanding	32,493	32,493
Additional paid in capital	55,983,856	55,912,655
Accumulated deficit	(74,638,068)	(65,007,045)

TOTAL STOCKHOLDERS' DEFICIT Ecolocap Solutions, Inc.	(18,621,719)	(9,061,897)
Non-controlling interest	2,604,119	3,026,990
TOTAL STOCKHOLDERS' DEFICIT	(16,017,600)	(6,034,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$698	$-

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016 (Restated)	For the year ended December 31, 2015

COSTS AND EXPENSES:

Selling, general and administrative	$1,016,127	$898,603

TOTAL OPERATING EXPENSES	1,016,127	898,603

Loss from operations	$(1,016,127)	$(898,603)

OTHER INCOME (EXPENSES)
Loss on settlement of notes payable related parties	-	(19,145,500)
Gain (loss) on derivatives liabilities at market	(8,642,755)	105,671
Interest expense-related parties	(125,059)	(111,498)
Interest expense	(269,953)	(214,904)

TOTAL OTHER INCOME (EXPENSES)	(9,037,767)	(19,366,231)

Net loss before non-controlling interest	$(10,053,894)	$(20,264,834)
Non-controlling interest	$(422,871)	$(388,632)
Net loss attributable to Ecolocap Solutions Inc.	$(9,631,023)	$(19,876,202)

Loss Per Common Share- basic and diluted	$(0.00)	$(0.01)

Average weighted Number of Shares Outstanding-basic and diluted	3,249,327,026	1,596,716,162

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

	Shares	Preferred Stock Authorized 100,000,000 Shares, Par value $0.00001	Shares	Common stock Authorized 25,000,000,000 Shares, Par value $0.00001	Additional paid in Capital	Accumulated Deficit	Non-controlling interest	Total

December 31, 2014	750,000	$-	3,934,026	$39	$36,404,899	$(45,130,843)	$3,415,622	(5,310,283)

Shares issued for settlement of debts	-	-	3,245,393,000	32,454	19,439,519	-	-	19,471,973
Reclassification of derivative to APIC	-	-	-	-	1,957	-	-	1,957
Imputed interest on non-interest bearing stockholders loans	-	-	-	-	66,280	-	-	66,280
Net Loss	-	-	-	-	-	(19,876,202)	(388,632)	(20,264,834)

December 31, 2015	750,000	-	3,249,327,026	32,493	55,912,655	(65,007,045	3,026,990	(6,034,907)

Imputed interest on non-interest bearing stockholders loans	-	-	-	-	71,201	-	-	71,201
Net Loss	-	-	-	-	-	(9,631,023)	(422,871)	(10,053,894)

December 31, 2016 (Restated)	750,000	$-	3,249,327,026	$32,493	$55,983,856	$(74,638,068)	$2,604,119	(16,017,600)

See Notes to Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016 (Restated)	For the year ended December 31, 2015

Net loss	$(10,053,894)	$(20,264,834)
Adjustment to reconcile net loss to net cash used in
operating activities
Imputed interest of shareholders loans	71,201	66,280
Loss on settlement-note payable related party stockholders expense	-	19,145,500
Stock base compensation	155,871	-
(Gain) loss on derivatives liabilities at market	8,642,755	(105,671)
Interest expense on derivatives	-	36,452
Unpaid penalty interest added to debt principal	14,653	18,500
Changes in operating assets and liabilities
Accrued expenses and sundry current liabilities	1,163,112	823,367
Net cash (used in) operating activities	(6,302)	(280,406)

Financing activities
Proceeds of loans from stockholders	7,000	280,406
Net cash provided by financing activities	7,000	280,406

Increase in cash	698	-
Cash- beginning of year	-	-
Cash - end of year	$698	$0

Supplemental Disclosure of Cash Flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash items:
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$-	$324,500
Non cash additions of convertible notes payable	$-	$18,500
Non cash additions of loans from shareholders	$450,000	$360,000
Reclassification of derivative to APIC	$-	$1,957
Expenses paid by a related party on behalf of the Company	$142,293	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries Micro Bubble Technologies Inc. and Ecos Bio-Art, LLC. All significant inter-company accounts and transactions have been eliminated.

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

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $10,053,894 for the year ended December 31, 2016.The Company has negative working capital of $16,017,600 and a stockholders' deficit of $16,017,600 at December 31, 2016. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On September 21, 2017, the Board of Directors concluded, based on the recommendation of management, that the Company's financial statements as of and for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, should be restated to correct an error related to warrants that were not accounted for including, accounting for such warrants as derivative instruments under the guidance found in ASC 815 Derivatives and Hedging.  The effect of the correction will be to increase the amount of the net loss reported in the December 31, 2016 annual period affected.  The effect of the correction in the affected period is to increase the accumulated deficit and to increase the derivative liabilities as of December 31, 2016 by $779,351 (Note 8 Derivative Liabilities).

The effect of the correction in the affected period is to increase the net operating loss carry forwards and the income taxes valuation allowance as of December 31, 2016 by $264,979 (Note 10 Income Taxes).

In December 2013, the Company issued 750,000 preferred shares to related parties' stockholders that was not disclosed in the 10-K filing. The Company believes that the Series A Preferred Shares had zero value on December 31, 2013. The preferred shares issuance is disclosed in the restated financial statements (Note 9 Capital Stock and Note 12 Related Party Transactions).
The following table sets forth all the accounts in the original amounts and restated amounts, respectively. The error did not impact cash flows used in operating, investing and financing activities.

CONSOLIDATED BALANCE SHEETS
December 31, 2016

	2016 (As Previously Reported)	Adjustment	2016 (As Restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Derivative liabilities	9,394,852	779,351	10,174,203

TOTAL CURRENT LIABILITIES	15,238,947	779,351	16,018,298
TOTAL LIABILITIES	15,238,947	779,351	16,018,298

STOCKHOLDERS' DEFICIT
Preferred stock
100,000,000 shares authorized, par value $0.00001, 750,000 shares, respectively issued and outstanding	-	-	-
Accumulated deficit	(73,858,717)	(779,351)	(74,638,068)

TOTAL STOCKHOLDERS' DEFICIT Ecolocap Solutions, Inc.	(17,842,368)	(779,351)	(18,621,719)

TOTAL STOCKHOLDERS' DEFICIT	(15,238,249)	(779,351)	(16,017,600)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2016

	2016 (As Previously Reported)	Adjustment	2016 (As Restated)

COSTS AND EXPENSES:

Selling, general and administrative	$860,256	$155,871	$1,016,127

TOTAL OPERATING EXPENSES	860,256	155,871	1,016,127

OTHER INCOME (EXPENSES)
Gain (loss) on derivatives liabilities at market	(8,019,275)	(623,480)	(8,642,755)

TOTAL OTHER (EXPENSES)	(8,414,287)	(623,480)	(9,037,767)

Net (Loss) before non-controlling interest	$(9,274,543)	$(779,351)	$(10,053,894)

Net (Loss) attributable to Ecolocap Solutions Inc	$(8,851,672)	$(779,351)	$(9,631,023)

NOTE 5 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses and sundry current liabilities consisted of the following at December 31:

	2016	2015
Accrued interest	$545,378	$290,114
Accrued interest-related parties	185,401	131,543
Accrued compensation-related parties	652,844	502,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	340,166	250,166
Accrued operating expenses	328,509	306,812
	$2,292,298	$1,721,479

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the years ended December 31, 2016 and 2015, the Company is in default of its convertible notes due to non-repayment which triggered an increase of the outstanding balances. Loans are convertible at amounts of 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging between 8% and 22% per annum. The increases during the years ended December 31, 2016 and 2015 of $14,653 and $18,500 in non-cash borrowings are related to the default penalty on Tonaquint loans, respectively.

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

A summary of the amounts outstanding as of December 31, 2016 and 2015 is as follows:

	Balance December 31, 2016	Balance December 31, 2015

Tonaquint	$585,846	$571,193
Redwood Management, LLC	372,992	372,992
Proteus Capital Corp.	32,500	32,500
LG Capital	19,500	19,500
GSM Capital Group LLC	30,000	30,000
	$1,040,838	$1,026,185

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

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

A summary of the amounts outstanding as of December 31, 2016 and 2015 is as follows:

	Balance December 31, 2016	Balance December 31, 2015

Stockholders	$1,853,679	$1,396,679
Hanscom K. Inc.	453,780	311,487
RCO Group Inc.	28,500	28,500
	$2,335,959	$1,736,666

NOTE 8 – DERIVATIVE LIABILITIES

During the years ended December 31, 2016 and 2015, the Company recorded various derivative liabilities associated with the convertible debts discussed in Notes 6 and warrants discussed in Note 4. The Company has determined that the features associated with the embedded conversion option on the notes should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. This also tainted the Company's existing warrants thus requiring derivative accounting treatment for these instruments.

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

For the warrants discussed above, the Company computes the value of the derivative liability at the issuance of the related obligation and at each reporting period using the Black Scholes Method which includes the following assumptions:  a risk free rate of 0.14%, volatility rates of 495.00% and a forfeiture rate of 0.00%.  The derivative liability at December 31, 2016 and 2015 is as follows:

	2016	2015

Lakeshore Recycling Systems LLC	$779,351	$-
Total	$779,351	$-

The following table summarizes the derivative liabilities at the end of the years ended December 31, 2016 and 2015;

	2016	2015

Tonaquint	$4,799,461	$815,979
Proteus Capital Group LLC	356,835	72,221
GSM Capital Group LLC	324,662	66,162
LG Capital	231,059	48,221
Redwood Management, LLC	3,682,835	372,994
Lakeshore Recycling Systems LLC	779,351	-
Total	$10,174,203	$1,375,577

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$10,174,203	$10,174,203

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2015.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,375,577	$1,375,577

The following table summarizes the change in the fair value of the derivative liability during the year ended December 31, 2016.

Derivative liabilities

Balance December 31, 2015	$1,375,577
Derivative liability related to issuance of stock warrants	155,871
Loss on change in fair value of the derivative	8,642,755
Balance December 31, 2016	$10,174,203

NOTE 9 – CAPITAL STOCK EQUITY

Common and preferred stock

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 3,249,327,026 were issued and outstanding as of December 31, 2016 and 2015.

In October 2017, the Company amended its Articles of Incorporation to increase its authorized capital to 25,000,000,000 shares of common stock (par value $0.00001).

The Company is authorized to issue 100,000,000 shares of preferred stock (par value $0.0001) of which 750,000 were issued and outstanding as of December 31, 2016. Each share of Series A Preferred Stock has voting rights at 100,000 votes per share.

In December 2013, the Company issued 750,000 preferred shares to certain officers and stockholders of the Company. The fair value of the preferred shares issued was determined to be zero.

There were no share issuances during the year ended December 31, 2016.

During 2015, the following convertible debt owners converted loans plus accrued interests into common shares of the Company:

	Loans converted	Interests converted	Common shares of the Company

Tonaquint (Note 6)	$1,973	$-	393,000
Accrued compensation	50,000	-	500,000,000
Stockholders (Note 7)	274,500	-	2,745,000,000
Total	$326,473	$-	3,245,393,000

Warrants

On December 19, 2016, the Company issued three warrants to Lakeshore Recycling Systems, LLC (LRS). The first warrant allows LRS to purchase up to five and one third percent of issued and outstanding shares of common stock of the Company at the time of exercise of the warrant at a price of $0.0003. The second warrant allows LRS to purchase up to five and one third percent of issued and outstanding shares of common stock of the Company at the time of exercise of the warrant at a price of $0.0025. The third warrant allows LRS to purchase up to five and one third percent of issued and outstanding shares of common stock of the Company at the time of exercise of the warrant at a price of $0.005. The exercise time of the warrants is the period between March 15, 2017 and December 15, 2026.

Warrants
Balance December 31, 2015	-
Warrants granted – Lakeshore Recycling Systems, LLC	519,567,390
Balance December 31, 2016	519,567,390

As of December 31, 2016, the warrants have an intrinsic value of $207,827.

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

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	December 31, 2016	December 31, 2015
Statutory tax rate	34.0%	34.0%
Net operating loss carryforwards	(34.0%)	(34.0%)
Income tax provision	0%	0%

Components of the Company's deferred tax liabilities and assets are as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset	$14,857,426	$11,439,102
Valuation allowance	(14,857,426)	(11,439,102)
Deferred tax asset net of valuation allowance	$-	$-
Changes in valuation allowance	$0	$0

The income tax provision (benefit) consists of the following:

	December 31, 2016	December 31, 2015
Federal:
Current	$-	$-
Deferred	3,418,324	380,573

State and local:
Current	-	-
Deferred	-	-
	3,418,324	380,573
Change in valuation allowance	(3,418,324)	(380,573)
Income tax provision (benefit)	$-	$-

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $14,857,426 which are being carried forward for subsequent years. Such net operating loss carry forwards expire as follows:

2024-2028	$3,401,000
2029-2031	$5,717,000
2032-2036	$5,739,426

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – SUBSEQUENT EVENTS

The following convertible debt owners converted loans plus accrued interests into common shares of the Company:

	Loans	Interest	Common shares
	converted	converted	of the Company

Tonaquint (Note 6)	$96,259	$246,740	4,836,738,072
GSM Capital Group LLC (Note 6)	31,785	25,599	1,580,281,452
LG Capital (Note 6)	19,500	7,444	197,116,728
Total	$147,544	$279,782	6,614,136,252

In February 2017, the Company and Hanscom K Inc. jointly and severally entered into a loan agreement for an amount of $485,000 which is subject to annual interest of 16% and matures on November 1, 2017.

During May 2017, an aggregate of $108,220 in loans from stockholders were converted into 541,100,000 shares of the common stock.

In August 2017, the Company issued 250,000 preferred shares to an officer. The fair value of the preferred shares issued was determined to be zero.

In October 2017, the Company increased its authorized capital to 25,000,000,000 shares of common stock (par value $0.00001).

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

ITEM 9A.              CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. These matters involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, lack of multiple levels of review over the financial reporting process and segregation of duties, and lack of controls over the accounting for warrants and record keeping procedures resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2016.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 9,804,563,278 shares of our common stock outstanding as of October 18, 2017.

Name and Address of Beneficial Owner (1)	Preferred Shares (6)	Percent of Preferred Stock	Common Shares	Common Warrants	Combined Common & Warrants	Percent of Common Stock & Warrants
Michael Siegel (2)	250,000	25.00%	687,512,262	0	687,512,262	7.01%
Jeung Kwak (3)	250,000	25.00%	678,515,027	0	678,515,027	6.92%
Michel St-Pierre (4)	250,000	25.00%	500,003,752	0	500,003,752	2.04%
James Kwak			200,000,000	0	200,000,000	5.10%
All executive officers and directors as a group (4 persons)	750,000	75.00%	2,066,031,041	0	2,066,031,041	21.07%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 South Grove Avenue, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the Chief Technology Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Owner of 5% or more of our common stock. Chief Financial Officer.
(5)	Owner of 5% or more of our common stock. Chief Financial Officer.
(6)
Each share of Series A preferred stock had 100,000 votes.  The total voting power of the Series A preferred stock is 75,000,000,000 votes.  Accordingly, the combined voting power of all of the Series A preferred stock and all the common stock was 77,066,031,041 votes. The holders of the Series A preferred stock and the common stock vote as a single class on all matters submitted to stockholders.

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

As of October 18, 2017, we had no officer eligible to receive options under the Equity Incentive Plan.

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

On December 19, 2016, the Company issued three warrants to Lakeshore Recycling Systems, LLC (LRS). The first warrant allows LRS to purchase up to five and one third percent of issued and outstanding shares of common stock of the Company at the time of exercise of the warrant at a price of $0.0003. The second warrant allows LRS to purchase up to five and one third percent of issued and outstanding shares of common stock of the Company at the time of exercise of the warrant at a price of $0.0025. The third warrant allows LRS to purchase up to five and one third percent of issued and outstanding shares of common stock of the Company at the time of exercise of the warrant at a price of $0.005. The exercise time of the warrants is the period between March 15, 2017 and December 15, 2026.

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

2016	$22,000	Malone Bailey, LLP
2015	$20,000	Malone Bailey, LLP.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2017.

ECOLOCAP SOLUTIONS INC.

BY:	JAMES KWAK
James Kwak
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

JAMES KWAK	President, Chief Executive Officer	November 9, 2017
James Kwak	and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	November 9, 2017
Jeung Kwak

MICHAEL SIEGEL	Director	November 9, 2017
Michael Siegel

MICHEL ST-PIERRE	Director and Chief Financial Officer	November 9, 2017
Michel St-Pierre

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/24/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/24/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.