Form 10-K/A
period 2016-12-31
ECOLOCAP SOLUTIONS INC.
filed 2017-11-15
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-2

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

EXPLANATARY NOTE

Overview

EcoloCap Solutions Inc. (the "Company"), is filing this Amendment No. 2 to Annual Report on Form 10K/A (this "Amendment") to correct the error in the audit report date from November 9, 2017 to November 13, 2017, which was filed with the Securities and Exchange Commission on November 13, 2017, the Amendment no. 1 filing date.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 24, 2017, except for Notes 3, 4, 8, 9, 10 and 13 as to which the date is November 13, 2017

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

M-Fuel

The Company, through its subsidiary Micro Bubble Technologies Inc. (MBT), developed M-Fuel, an innovative suspension fuel that is designed to offer fully scalable and customizable fuel solutions that will increase efficiency, lower operating costs, and reduce emissions. M-Fuel is a suspension mixture of 60% heavy oil, 40% H plus O2 molecules, and a 0.3% stabilizing additive. The production of M-Fuel takes place in our Nano Processing Units (NPU), a self-contained device that is sized for output. The NPU's can be configured to operate in conjunction with an engine or burner to sully M-Fuel on demand, or pre-manufactured for delivery.

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

NOTE 13 – SUBSEQUENT EVENTS

The following convertible debt owners converted loans plus accrued interests into common shares of the Company:

	Loans	Interest	Common shares
	converted	converted	of the Company

Tonaquint (Note 6)	$96,259	$246,740	4,836,738,072
GSM Capital Group LLC (Note 6)	31,785	25,599	1,580,281,452
LG Capital (Note 6)	19,500	7,444	197,116,728
Total	$147,544	$279,783	6,614,136,252

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2017.

ECOLOCAP SOLUTIONS INC.

BY:	JAMES KWAK
James Kwak
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

JAMES KWAK	President, Chief Executive Officer	November 14, 2017
James Kwak	and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	November 14, 2017
Jeung Kwak

MICHAEL SIEGEL	Director	November 14, 2017
Michael Siegel

MICHEL ST-PIERRE	Director and Chief Financial Officer	November 14, 2017
Michel St-Pierre

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/24/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/24/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.