Form 10-Q
period 2017-03-31
ECOLOCAP SOLUTIONS INC.
filed 2017-12-18
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51213

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20-0909393
(I.R.S. Employer Identification Number)

6240. Oakton Street
Morton Grove, IL   60053
(Address of principal executive offices, including Zip Code)

312-585-6670
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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 10,922,710,577 shares of Common Stock, par value $0.00001, outstanding as of December 5, 2017.

PART I: FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016 (Restated)

ASSETS

CURRENT ASSETS:
Cash	$58,491	$698

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$58,491	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Convertible notes payable	1,012,708	1,040,838
Notes payable-related parties	2,632,769	2,335,959
Derivative liabilities	1,887,689	10,174,203
Accrued expenses and sundry current liabilities related parties	1,246,426	1,178,411
Accrued expenses and sundry current liabilities	1,057,372	1,113,887

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	8,011,964	16,018,298

STOCKHOLDERS' DEFICIT
Preferred stock
100,000,000 shares authorized, par value $0.00001, 750,000 shares, respectively issued and outstanding	7	7
Common stock 10,000,000,000 shares authorized, par value $0.00001, 4,284,424,729 and 3,249,327,026 shares, respectively issued and outstanding	42,844	32,493
Additional paid in capital	56,290,180	55,983,849
Common stock to be issued	50,000	-
Accumulated deficit	(66,816,926)	(74,638,068)

TOTAL STOCKHOLDERS' DEFICIT -Ecolocap Solutions Inc.	(10,433,895)	(18,621,719)

Non-controlling interest	2,480,422	2,604,119

TOTAL STOCKHOLDERS' DEFICIT	(7,953,473)	(16,017,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,491	$698

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31, 2017	For the Three Months ended March 31, 2016

COSTS AND EXPENSES:

Selling, general and administrative	$297,487	$201,941

TOTAL OPERATING EXPENSES	297,487	201,941

Loss from operations	(297,487)	(201,941)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liabilities at market	8,129,618	(1,181,043)
Interest expense-related parties	(41,764)	(28,697)
Interest expense	(92,922)	(56,607)

TOTAL OTHER INCOME (EXPENSES)	7,994,932	(1,266,347)

Net Income (loss) before non-controlling interest	$7,697,445	$(1,468,288)

Non-controlling interest	$(123,697)	$(96,089)

Net Income (loss) attributable to Ecolocap Solutions Inc.	$7,821,142	$(1,372,199)

Income (loss) Per Common Share-basic and diluted	$0.00	$(0.00)
Average weighted Number of Shares Outstanding-basic and diluted	3,723,479,842	3,249,327,026

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31 2017	For the Three Months ended March 31 2016
Net income (loss)	$7,697,445	$(1,468,288)

Adjustment to reconcile net income (loss) to net cash provided by operating activities
Imputed interests of shareholders loans	23,672	16,394
(Gain) Loss on derivatives liabilities at market	(8,129,618)	1,181,043
Unpaid penalty interest added to debt principal	16,500	14,653
Closing fees added to debt principal	3,000	-
Stock subscription payable	50,000	-
Changes in operating assets and liabilities	451,538	256,198

Net cash provided by operating activities	112,537	0

Financing activities
(Payments) Proceeds of loans from stockholders	(54,744)	-

Net cash (used in) provided by financing activities	(54,744)	-

Change in cash	57,793	-

Cash-beginning of period	698	-

Cash-end of period	$58,491	$-

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable to stockholders to common stock	$88,484	$-
Non cash additions of loans from shareholder	$112,500	$112,500
Expenses paid by a related party on behalf of the Company	$239,054	$28,030

See Notes to Unaudited Consolidated Financial Statements

ECOLOCAP SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecolocap Solutions Inc ("we", "our" and the "Company") is an integrated and complementary network of environmentally focused technology companies that utilize advanced nanotechnology to design, develop and sell cleaner alternative energy products.  Our business approach combines science, innovation, and market-ready solutions to achieve environmentally sustainable and economically advantageous, power and energy management practices in the following areas:

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended March 31, 2017.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements in order to maintain consistency and comparability between the periods presented, primarily related to preferred shares stock on the balance sheet.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

Recognizing the opportunity this new market represents; the Company has developed an integrated development approach that focuses upon both existing and needed infrastructure facilities to produce substantial new value.

The Company's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

The Company's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	March 31, 2017	December 31, 2016
Accrued interest	$533,832	$545,378
Accrued interest-related parties	202,916	185,401
Accrued compensation-related parties	685,344	652,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	358,166	340,166
Accrued operating expenses	283,540	328,509
	$2,303,798	$2,292,298

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loans are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging from 8% to 22% per annum.  The amounts received during the three months period ended March 31, 2017 and 2016 are $19,500 and $14,653 in non-cash borrowings related to the default on Tonaquint loans, respectively. During the period ended March 31, 2017, the Company was in default on its convertible notes due to non-repayment of the outstanding balances.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative. The derivative component is fair valued at the date of issuance of the obligation and the amount is marked to market at each reporting period. The Redwood Management, LLC, Proteus Capital Corp. and Tonaquint notes are in default as of March 31, 2017.

During the period ended March 31, 2017 notes payable of $47,630 plus accrued interests of $88,485 were converted into 1,035,097,703 shares.

There were no conversions of convertible debts in 2016.

A summary of the amounts outstanding as of March 31, 2017 and December 31, 2016 are as follows:

	Balance March 31, 2017	Balance December 31, 2016

Tonaquint	$576,008	$585,846
Redwood Management, LLC	372,992	372,992
Proteus Capital Corp.	32,500	32,500
LG Capital	-	19,500
GSM Capital Group LLC	31,208	30,000
	$1,012,708	$1, 040,838

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the three months period ended March 31, 2017, notes payable stockholders increased by $85,500 of which $112,500 resulted from conversion of accrued salaries, net of $27,000 in payments made during the period to stockholders. The additions are for accrual of unpaid salaries and not actual cash proceeds. The amount owed to stockholders at March 31, 2017 is $1,939,179. These loans are non-interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An interest amount of $23,672 has been imputed in 2017. There were no conversions during the three months period ended March 31, 2017. There were no conversions during the year ended December 31, 2016.

During the three months period ended March 31, 2017, the Company received $211,310 in loans from Hanscom K Inc. The amount owed to Hanscom K. Inc. at March 31, 2017 is $665,090. These loans are non-interest bearing and are payable on demand.

During the three months period ended March 31, 2017, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at March 31, 2017 is $28,500. These loans bear interest at 8.00% per annum and are payable on demand.

A summary of the amounts outstanding as of March 31, 2017 and December 31, 2016 are as follows:

	Balance March 31, 2017	Balance December 31, 2016

Stockholders	$1,939,179	$1,853,679
Hanscom K. Inc.	665,090	453,780
RCO Group Inc.	28,500	28,500
	$2,632,769	$2,335,959

NOTE 6 – DERIVATIVE LIABILITIES

During the three months period ended March 31, 2017, the Company recorded various derivative liabilities associated with the convertible notes payable discussed in Note 4. The Company computes the value of the derivative liability at each reporting period using the Black Scholes Method using a risk free rate of 0.14%, volatility rates ranging between 398.00% and 431.00% and a forfeiture rate of 0.00%. The derivative liability at March 31, 2017 and December 31, 2016 are as follows:

	2017	2016

Tonaquint	$925,521	$4,799,461
Proteus Capital Group LLC	69,995	356,835
GSM Capital Group LLC	66,509	324,662
LG Capital	-	231,059
Redwood Management, LLC	721,751	3,682,835
Total	$1,783,776	$9,394,852

During the three months period ended March 31, 2017, the Company recorded various derivative liabilities associated with the warrants discussed in Notes 7. The Company computes the value of the derivative liability at the issuance of the related obligation and at each reporting period using the Black Scholes Method which includes the following assumptions:  a risk free rate of 0.14%, volatility rates of 495.00% and a forfeiture rate of 0.00%.  The derivative liability at March 31, 2017 and December 31, 2016 is as follows:

	2017	2016

Lakeshore Recycling Systems LLC	$103,913	$779,351

Total	$103,913	$779,351

The following table summarizes the derivative liabilities at March 31, 2017 and December 31, 2016;

	2017	2016

Tonaquint	$925,521	$4,799,461
Proteus Capital Group LLC	69,995	356,835
GSM Capital Group LLC	66,509	324,662
LG Capital	-	231,059
Redwood Management, LLC	721,751	3,682,835
Lakeshore Recycling Systems LLC	103,913	779,351
Total	$1,887,689	$10,174,203

Financial assets and liabilities recorded at fair value in our unaudited consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended March 31, 2017

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,887,689	$1,887,689

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$10,174,203	$10,174,203

The following table summarizes the derivatives liability from January 1st through March 31, 2017

Derivative liabilities

Balance December 31, 2016	$10,174,203
Settled upon conversion of debt	(156,896)
Loss on change in fair value of the derivative	(8,129,618)
Balance March 31, 2017	$1,887,689

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 4,284,424,729 were issued and outstanding as of March 31, 2017 and 3,249,327,026 as of December 31, 2016.

The Company is authorized to issue 100,000,000 shares of preferred stock (par value $0.00001) of which 750,000 were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. Each share of Series A Preferred Stock has 100,000 vote per share.

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

During the first quarter of 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company. There were no conversions of convertible debts into common shares of the Company during 2016.

	Loans	Interest	Common shares
	converted	converted	Of the Company

Tonaquint (Note 4)	$9,838	$81,041	634,738,072
GSM Capital Group LLC (Note 4)	18,292	-	203,242,903
LG Capital (Note 4)	19,500	7,444	197,116,728
Total	$47,630	$88,485	1,035,097,703

NOTE 8 – COMMITMENTS

In July 2017, the Company signed a lease for the Company's Morton Grove office, at a minimum annual rent of approximately $70,000 per year. The Morton Grove lease expires in August 2018.

NOTE 9 – SUBSEQUENT EVENTS

The following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans	Interest	Common shares
	converted	converted	Of the Company

Tonaquint (Note 4)	$87,828	$164,292	$4,202,000,000
GSM Capital Group LLC (Note 4)	31,208	20,837	1,895,185,848
Total	$119,036	$185,130	$6,097,185,848

During May 2017, an aggregate of $5,410 in loans from stockholders were converted into 541,100,000 shares of the common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Business Plan

Our business approach combines science, innovation and market-ready solutions to achieve environmentally and economically beneficial energy and energy management practices.

The Company's first objective is to provide its full turn-key solution at lower cost. The Company technology reduces the costs associated with food waste disposal and in the process, reduces the environmental impact or methane greenhouse gas production, provide a healthier life for all and create viable organic byproducts.

The first target market is the Municipal solid waste industry (MSW), grow the number of customer and expand ECOS BIO ART brand presence.

Discussions are also underway with a number of prospective customers and the Company is confident it will enter into a number of sales agreements as soon as it can demonstrate its product with all the proprietary features. The   Company is confident it will provide such demos in the next months.

Results of Operations

For the Three Months Periods ended March 31, 2017 and 2016

Overview

We incurred net income of $7,821,142 for the three months period ended March 31, 2017 as compared to net losses of $1,468,288 for the comparable period of 2016. There has been an increase of $95,546 in selling, general and administrative expenses, an increase in gain on derivatives at market of $9,310,661 and an increase in interest expenses of $49,382 mainly attributable to the interest expense resulting from our outstanding notes.

Sales

For the three months periods ended March 31, 2017 and 2016 we had no sales.

Selling, General and Administrative

For the three months period ended March 31, 2017, we incurred selling, general and administration expenses of $297,487, an increase of 47% from the same period last year. The increase resulted from the increase in professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three months period ended March 31, 2017, we incurred a charge of $134,686. This compared to $85,304 for the same period of the previous year. The interests increase is attributable to interest rate increase due to default on convertible debts.

Liquidity and Capital Resources

At March 31, 2017, we had $58,491 in cash, as opposed to $698 in cash at December 31, 2016. Total cash provided by operations for the three months period ended March 31, 2016 was $112,537. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2017 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the second quarter of 2017 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total current assets and assets of $58,491 as of March 31, 2017. This was a change of $57,793 as compared to total assets of $698 as of December 31, 2016.

We had total current liabilities of $8,011,964 as of March 31, 2017. This was a decrease of $8,006,334, or 50%, as compared to current liabilities of $16,018,298 as of December 31, 2016. The net decrease was attributable to a decrease in derivative liabilities due to the gain on derivatives at market value.

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

Contractual Obligations

The Company was party to a lease for the Company's Barrington office, at a minimum annual rent of approximately $16,800 per year. The Barrington lease expired in May 2013 and the Company remained in these premises on a month to month basis until the Company moved to its new offices.

In July 2017, the Company signed a lease for the Company's Morton Grove office, at a minimum annual rent of approximately $70,000 per year. The Morton Grove lease expires in August 2018.

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
Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of director results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

As of the date of this report, the Company is not currently involved in any legal proceedings.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of December 2017.

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