Form 10-Q
period 2017-06-30
ECOLOCAP SOLUTIONS INC.
filed 2017-12-18
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51213

ECOLOCAP SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20-0909393
(I.R.S. Employer Identification Number)

6240 Oakton Street
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

PART I: FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016 (Restated)

ASSETS

CURRENT ASSETS:
Cash	$63,221	$698
Inventory	450,000	-
Prepaid expenses and sundry current assets	79,879	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$593,100	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Convertible notes payable	925,474	1,040,838
Notes payable-related parties	2,711,094	2,335,959
Derivative liabilities	1,679,607	10,174,203
Accrued expenses and sundry current liabilities - related parties	1,320,191	1,178,411
Accrued expenses and sundry current liabilities	1,607,572	1,113,887

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	8,418,938	16,018,298

STOCKHOLDERS' DEFICIT
Preferred stock 100,000,000 shares authorized, par value $0.00001, 750,000 shares, respectively issued and outstanding	7	7
Common stock 10,000,000,000 shares authorized, par value $0.00001, 6,393,309,128 and 3,249,327,026 shares, respectively issued and outstanding	63,933	32,493
Additional paid in capital	56,731,189	55,983,849
Common stock to be issued	175,000	-
Accumulated deficit	(67,173,090)	(74,638,068)

TOTAL STOCKHOLDERS' DEFICIT-Ecolocap Solutions Inc.	(10,202,961)	(18,621,719)

Non-controlling interest	2,377,123	2,604,119

TOTAL STOCKHOLDERS' DEFICIT	(7,825,838)	(16,017,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$593,100	$698

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Months ended June 30 2017	For the Six Months ended June 30 2016	For the Three Months ended June 30 2017	For the Three Months ended June 30 2016

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	$514,963	$414,307	$217,476	$212,366

TOTAL OPERATING EXPENSES	514,963	414,307	217,476	212,366

Loss from operations	(514,963)	(414,307)	(217,476)	(212,366)

OTHER INCOME (EXPENSES)
Compensation expense	(102,810)	-	(102,810)	-
Gain (loss) on derivative liabilities at market	8,099,163	(491,065)	(30,455)	689,978
Interest expense-related parties	(85,377)	(59,257)	(43,613)	(30,560)
Interest expense	(158,031)	(98,957)	(65,109)	(42,350)

TOTAL OTHER INCOME (EXPENSES)	7,752,945	(649,279)	(241,987)	617,068

Net income (loss) before non-controlling interest	$7,237,982	$(1,063,586)	$(459,463)	$404,702

Non-controlling interest	$(226,996)	$(190,861)	$(103,299)	$(94,772)

Net income (loss) attributable to Ecolocap Solutions Inc	$7,464,978	$(872,725)	$(356,164)	$499,474

Income (Loss) Per Common Share-basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00

Average weighted Number of Shares-basic and diluted	4,615,219,965	3,249,327,026	5,506,960,088	3,249,327,026

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30 2017	For the Six Months ended June 30 2016

Net income (loss)	$7,237,982	$(1,063,586)

Adjustment to reconcile net income (loss) to net cash provided by operating activities
Imputed interests of shareholders loans	48,445	33,725
Compensation expense	102,810	-
Gain on derivatives liabilities at market	(8,099,163)	491,065
Unpaid penalty interest added to debt principal	16,500	14,653
Closing fees added to debt principal	3,000	-
Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	(79,879)	-
Inventory	(450,000)	-
Stock subscription payable	175,000	-
Changes in operating assets and liabilities	1,214,272	524,143

Net cash provided by operating activities	$168,967	$-

Financing activities
Payments of loans from shareholder	(106,444)	-

Net cash used in financing activities	$(106,444)	$-

Change in cash	62,523	-

Cash-beginning of period	698	-

Cash-end of period	$63,221	$0

Supplemental Disclosure of Cash Flow information
Non cash items :
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$140,274	$-
Reclassification of derivative to APIC	$395,433	$-
Expenses paid by a related party on behalf of the Company	$204,545	$66,453
Non-cash additions of loans from shareholders	$225,000	$225,000

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

ECOS/BIO-ART

ECOS/Bio-ART is a patented air injected high-speed aerobic biological fermentation technology, utilizing uniquely cultured Bacillus, and incorporated into a specifically designed in-vessel unit. The remediation process takes seven days and reduces moisture content to an average between 12%-25% on an output equal to 1/3 the input. The output can be used as organic fertilizer, animal feed, animal bedding or biomass. The computer controlled process monitors the temperature on 3 different levels. The technology is designed to reduce the costs associated with food waste disposal and in the process, will reduce the environmental impact or methane greenhouse gas production.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended June 30, 2017.

The Company's inventory consists of equipment purchased for resale and is valued at the lower of cost or net realizable value.  Cost is principally determined using the first in, first out method.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements in order to maintain consistency and comparability between the periods presented, primarily related to preferred shares stock on the balance sheet.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	June 30, 2017	December 31, 2016
Accrued interest	$595,002	$545,378
Accrued interest-related parties	221,181	185,401
Accrued compensation-related parties	722,844	652,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	826,166	340,166
Accrued operating expenses	322,570	328,509
	$2,927,763	$2,292,298

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loans are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging from 8% to 22% per annum.  The amounts received during the six months period ended June 30, 2017 and 2016 are $19,500 and $14,653 in non-cash borrowings related to the default on Tonaquint and GSM loans, respectively. During the period ended June 30, 2017, the Company was in default on its convertible notes due to non-repayment of the outstanding balances.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative. The derivative component is fair valued at the date of issuance of the obligation and the amount is marked to market at each reporting period. All the convertible notes are in default as of June 30, 2017.

During the six months period ended June 30, 2017 notes payable of $134,864 plus accrued interests of $91,819 were converted into 2,602,882,102 shares.

There were no conversions of convertible debts in 2016.

A summary of the amounts outstanding as of June 30, 2017 and December 31, 2016 are as follows:

	Balance June 30, 2017	Balance December 31, 2016

Tonaquint	$499,272	$585,846
Redwood Management, LLC	372,992	372,992
Proteus Capital	32,500	32,500
LG Capital	-	19,500
GSM Capital Group LLC	20,710	30,000
	$925,474	$1,040,838

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the six months period ended June 30, 2017, notes payable to stockholders increased by $170,590 of which $225,000 resulted from conversion of accrued salaries, net of $49,000 in payments made during the period to stockholders and $5,410 from conversions into shares. The additions are for accrual of unpaid salaries and not actual cash proceeds. The amount owed to stockholders at June 30, 2017 is $2,024,269. These loans are non-interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An interest amount of $48,445 has been imputed in 2017. During the six months period ended June 30, 2017, total loans conversions of $5,410 were made into 541,100,000 shares and there were no conversions in the year ended December 31, 2016.

During the six months period ended June 30, 2017, the Company received $261,989 and made payments of $57,444 to Hanscom K Inc. The amount owed to Hanscom K. Inc. at June 30, 2017 is $658,325. These loans are non-interest bearing and are payable on demand.

During the six months period ended June 30, 2017, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at June 30, 2017 is $28,500. These loans bear interest at 8.00% per annum and are payable on demand.

A summary of the amounts outstanding as of June 30, 2017 and December 31, 2016 are as follows:

	Balance June 30, 2017	Balance December 31, 2016

Stockholders	$2,024,269	$1,853,679
Hanscom K. Inc.	658,325	453,780
RCO Group Inc.	28,500	28,500
	$2,711,094	$2,335,959

NOTE 6 – DERIVATIVE LIABILITIES

During the six months period ended June 30, 2017, the Company recorded various derivative liabilities associated with the convertible debts discussed in Note 4. The Company computes the value of the derivative liability at each reporting period using the Black Scholes Method using a risk free rate ranging of 0.14%, volatility rates ranging between 296.00% and 393.00% and a forfeiture rate of 0.00%.  The derivative liability at June 30, 2017 and December 31, 2016 are as follows:

	2017	2016

Tonaquint	$800,335	$4,799,461
Proteus Capital Group LLC	69,854	356,835
GSM Capital Group LLC	37,245	324,662
LG Capital	-	231,059
Redwood Management, LLC	720,216	3,682,835
Total	$1,627,650	$9,394,852

During the six months period ended June 30, 2017, the Company recorded various derivative liabilities associated with the warrants discussed in Notes 7. The Company computes the value of the derivative liability at the issuance of the related obligation and at each reporting period using the Black Scholes Method which includes the following assumptions:  a risk free rate of 0.14%, volatility rates of 482.00% and a forfeiture rate of 0.00%.  The derivative liability at June 30, 2017 and December 31, 2016 is as follows:

	2017	2016

Lakeshore Recycling Systems LLC	$51,957	$779,351
Total	$51,957	$779,351

The following table summarizes the derivative liabilities at June 30, 2017 and December 31, 2016;

	2017	2016

Tonaquint	$800,335	$4,799,461
Proteus Capital Group LLC	69,854	356,835
GSM Capital Group LLC	37,245	324,662
LG Capital	-	231,059
Redwood Management, LLC	720,216	3,682,835
Lakeshore Recycling Systems LLC	51,957	779,351
Total	$1,679,607	$10,174,203

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended June 30, 2017

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,679,607	$1,679,607

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$10,174,203	$10,174,203

The following table summarizes the derivatives liability from January 1st through June 30, 2017

Derivative liabilities

Balance December 31, 2016	$10,174,203
Settled upon conversion of debt	(395,433)
Loss on change in fair value of the derivative	(8,099,163)
Balance June 30, 2017	$1,679,607

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 6,393,309,128 were issued and outstanding as of June 30, 2017 and 3,249,327,026 as of December 31, 2016.

The Company is authorized to issue 100,000,000 shares of preferred stock (par value $0.00001) of which 750,000 were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. Each share of Series A Preferred Stock has 100,000 vote per share.

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

During 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company

	Loans converted	Interest converted	Common shares Of the Company

Tonaquint (Note 4)	$86,574	$84,375	$1,969,238,072
GSM Capital Group LLC (Note 4)	28,790	-	436,527,302
LG Capital (Note 4)	19,500	7,444	197,116,728
Stockholders (Note 5)	5,410	-	541,100,000
Total	$140,274	$91,819	$3,143,982,102

There were no conversions of convertible debts into common shares of the Company during the year ended December 31, 2016.

NOTE 8 – COMMITMENTS

In July 2017, the Company signed a lease for the Company's Morton Grove office, at a minimum annual rent of approximately $70,000 per year. The Morton Grove lease expires in August 2018.

NOTE 9 – SUBSEQUENT EVENTS

During the third quarter of 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company:

	Loans converted	Interest converted	Common shares Of the Company

Tonaquint (Note 4)	$11,092	$160,958	$2,867,500,000
GSM Capital Group LLC (Note 4)	20,710	20,837	1,661,901,449
Total	$31,802	$181,795	$4,529,401,449

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and Six Months Periods ended June 30, 2017

Overview

We incurred net loss of $459,463 and net income $7,237,982 for the three and six months periods ended June 30, 2017 as compared to net income of $404,702 and net loss $1,063,586 for the comparable periods of 2016. There has been an increase of $100,656 in selling, general and administrative expenses, an increase in the gain on derivatives of $8,590,228 and an increase in interest expense of $85,194 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the three and six months periods ended June 30, 2017 and 2016 we had no sales.

Total Cost and Expenses

For the three and six months periods ended June 30, 2017, we incurred Total Costs and Expenses of $217,476 and $514,963, an increase of 2% from the three months period from the same period of 2016 and an increase of 24% for the six months period from the same period of 2016.

Selling, General and Administrative

For the three and six months periods ended June 30, 2017, we incurred selling, general and administration expenses of $217,476 and $514,963, an increase of 2% from the three months period from the same period of 2016 and an increase of 24% for the six months period from the same period of 2016. The increase resulted from the consulting and professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and six months periods ended June 30, 2017, we incurred a charge of $108,722 and $243,408 including related party interest. This compared to $72,910 and $158,214 for the same periods of the previous year. The interests increase is attributable to interest rate increase due to default on convertible debts.

The interest expenses on related parties increased by $26,120 due to increases in debt balance and the interest expenses on convertible loans increased by $59,074 because of interest rate and loans balance increases due to default on GSM loans so globally the interest expense increased by $85,194.

Liquidity and Capital Resources

At June 30, 2017, we had $63,221 in cash, as opposed to $698 in cash at December 31, 2016. Total cash requirements for operations for the six months period ended June 30, 2017 was $111,523. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2017 will be between $2.0 million to $5.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of the third quarter of 2017 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $593,100 as of June 30, 2017. This was a change of $592,402 as compared to total assets of $698 as of December 31, 2016.

We had total current liabilities of $8,418,938 as of June 30, 2017. This was a decrease of $7,599,360, or 47%, as compared to current liabilities of $16,018,298 as of December 31, 2016. The net decrease was attributable to a decrease in derivative liabilities due to the gain on derivatives at market value and decrease in notes payable.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of December 2017.

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