Form 10-Q
period 2017-09-30
ECOLOCAP SOLUTIONS INC.
filed 2017-12-22
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
The Issuer had 10,922,710,977 shares of Common Stock, par value $0.00001, outstanding as of December 5, 2017.

PART I: FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016 (Restated)
ASSETS

CURRENT ASSETS:
Cash	$9,008	$698
Inventory	595,815
Prepaid expenses and sundry current assets	3,269	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$608,092	$698

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Customer deposits	$175,000	$175,000
Convertible notes payable	896,666	1,040,838
Notes payable-related parties	2,773,623	2,335,959
Long term debt	1,016	-
Derivative liabilities	1,842,555	10,174,203
Accrued expenses and sundry current liabilities - related parties	1,847,267	1,178,411
Accrued expenses and sundry current liabilities	1,132,457	1,113,887

TOTAL CURRENT LIABILITIES	8,668,584	16,018,298

Long term debt	73,984	-

TOTAL LIABILITIES	8,742,568	16,018,298

STOCKHOLDERS' DEFICIT
Preferred stock 100,000,000 shares authorized, par value $0.00001, 10,250,000 and 750,000 shares, respectively issued and outstanding	103	7
Common stock 10,000,000,000 shares authorized, par value $0.00001, 8,737,765,985 and 3,249,327,026 shares, respectively issued and outstanding	87,377	32,493
Additional paid in capital	57,138,928	55,983,849
Common stock to be issued	240,000	-
Accumulated deficit	(67,877,322)	(74,638,068)

TOTAL STOCKHOLDERS' DEFICIT-Ecolocap Solutions Inc.	(10,410,914)	(18,621,719)

Non-controlling interest	2,276,438	2,604,119

TOTAL STOCKHOLDERS' DEFICIT	(8,134,476)	(16,017,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$608,092	$698

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016	For the Three Months ended September 30, 2017	For the Three Months ended September 30, 2016

COSTS AND EXPENSES:
	-	-	-	-
Selling, general and administrative	$901,938	$627,446	$284,165	$213,139

TOTAL OPERATING EXPENSES	901,938	627,446	284,165	213,139

Loss from operations	(901,938)	(627,446)	(284,165)	(213,139)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liabilities at market	7,724,510	(420,239)	(374,653)	70,826
Interest expense-related parties	(131,290)	(91,378)	(45,913)	(32,121)
Interest expense	(258,217)	(141,374)	(100,186)	(42,417)

TOTAL OTHER INCOME (EXPENSES)	7,335,003	(652,991)	(520,752)	(3,712)

Net income (loss) before non-controlling interest	$6,433,065	$(1,280,437)	$(804,917)	$(216,851)

Non-controlling interest	$(327,681)	$(286,412)	$(100,685)	$(95,551)

Ner income (loss) attributable to Ecolocap Solutions Inc	$6,760,746	$(994,025)	$(704,232)	$(121,300)

Income (Loss) Per Common Share-basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Average weighted Number of Shares-basic and diluted	5,802,520,669	3,249,327,026	8,177,122,076	3,249,327,026

See Notes to Unaudited Financial Statements

ECOLOCAP SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended September 30, 2017	For the Nine Months ended September 30, 2016
Net income (loss)	$6,433,065	$(1,280,437)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Imputed interests of shareholders loans	74,287	51,994
Stock base compensation	102,810	-
Non-cash interests in cash flows	33,865	-
(Gain) loss on derivatives liabilities at market	(7,724,510)	420,239
Unpaid penalty interest added to debt principal	16,500	14,653
Closing fees added to debt principal	3,000	-
Changes in operating assets and liabilities:
Inventory	(595,815)	-
Prepaid expenses and sundry current assets	(3,269)	-
Stock subscription payable	240,000	-
Changes in operating assets and liabilities	1,488,727	790,823

Net cash provided by (used in) operating activities	$68,660	$(2,728)

Financing activities
Proceeds of loans payable	119,000	-
Payments of loans from shareholder	(179,350)	7,000

Net cash (used in) provided by financing activities	$(60,350)	$7,000

Change in cash	8,310	4,272

Cash-beginning of period	698	-

Cash-end of period	$9,008	$4,272

Supplemental Disclosure of Cash Flow information
Non cash items:
Conversion of current liabilities, convertible notes payable, notes payable stockholders to common stock	$347,959	$-
Reclassification of derivative to APIC	$685,003	$-
Expenses paid by a related party on behalf of the Company	$284,924	$102,876
Non-cash additions of loans from shareholders	$337,500	$337,500

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended September 30, 2017.

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

NOTE 3 – ACCRUED EXPENSES AND SUNDRY CURRENT LIABILITIES

Accrued expenses consisted of the following at:

	September 30 2017	December 31 2016
Accrued interest	$574,280	$545,378
Accrued interest-related parties	240,669	185,401
Accrued compensation-related parties	762,432	652,844
Accounts payable	240,000	240,000
Accrued operating expenses-related parties	844,166	340,166
Accrued operating expenses	318,177	328,509
	$2,979,724	$2,292,298

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loans are convertible at amounts ranging from 40% to 60% of the market price of the common shares of the Company at the time of conversion and bear interest rates ranging from 8% to 22% per annum.  The amounts received during the nine months period ended September 30, 2017 and 2016 are $44,000 and $0 in new loans and $19,500 and $14,653 in non-cash borrowings related to the default on Tonaquint and GSM GSM loans, respectively. During the period ended September 30, 2017, the Company was in default on its convertible notes due to non-repayment of the outstanding balances.

The convertible feature of these loans, due to their potential settlement in an indeterminable number of shares of the Company's common stock has been identified as a derivative. The derivative component is fair valued at the date of issuance of the obligation and the amount is marked to market at each reporting period. All the convertible notes are in default as of September 30, 2017.

During the nine months period ended September 30, 2017 notes payable of $163,672 plus accrued interests of $178,876 were converted into 4,947,338,959 shares.

There were no conversions of convertible debts in 2016.

A summary of the amounts outstanding as of September 30, 2017 and December 31, 2016 are as follows:

	Loans 2017	Debt discount 2017	Balance September 30, 2017	Balance December 31, 2016

Tonaquint	$532,179	$44,000	$488,179	$585,846
Redwood Management, LLC	372,992	-	372,992	372,992
Proteus Capital	32,500	-	32,500	32,500
LG Capital	-	-	-	19,500
GSM Capital Group LLC	2,995	-	2,995	30,000
	$940,666	$44,000	$896,666	$1, 040,838

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the nine months period ended September 30, 2017, notes payable to stockholders increased by $262,090 of which $337,500 resulted from conversion of accrued salaries, net of $70,000 in payments made during the period to stockholders and $5,410 from conversions into shares. The additions are for accrual of unpaid salaries and not actual cash proceeds. The amount owed to stockholders at September 30, 2017 is $2,115,769. These loans are non-interest bearing but interest is being imputed at 5.00% per annum and are payable on demand. An interest amount of $74,287 has been imputed in 2017. During the nine months period ended September 30, 2017, total loans conversions of $5,410 were made into 541,100,000 shares and there were no conversions in the year ended December 31, 2016.

During the nine months period ended September 30, 2017, the Company received $284,924 and made payments of $109,350 to Hanscom K Inc. The amount owed to Hanscom K. Inc. at September 30, 2017 is $629,354. These loans are non-interest bearing and are payable on demand.

During the nine months period ended September 30, 2017, the Company did not receive any loans from RCO Group Inc. The amount owed to RCO Group Inc. at September 30, 2017 is $28,500. These loans bear interest at 8.00% per annum and are payable on demand.

A summary of the amounts outstanding as of September 30, 2017 and December 31, 2016 are as follows:

	Balance September 30, 2017	Balance December 31, 2016

Stockholders	$2,115,769	$1,853,679
Hanscom K. Inc.	629,354	453,780
RCO Group Inc.	28,500	28,500
	$2,773,623	$2,335,959

NOTE 6 – LONG TERM DEBT

Long term debt consists of

	Balance September 30, 2017	Balance December 31, 2016
Note payable to a bank in monthly installments of approximately $2,491 inclusive of interest at 39.00% per annum.	$75,000	$-

Less current portion	1,016	-
	$73,984	$-

The above obligation is personally guaranteed by an officer of the Company.

Principal payments due on long-term debt as of September 30, 2017 for each of the next five fiscal years are:

Year	Amount

2018	$1,016
2019	1,248
2020	1,832
2021	2,688
2022	3,946
Thereafter	64,270

$75,000

NOTE 7 – DERIVATIVE LIABILITIES

During the nine months period ended September 30, 2017, the Company recorded various derivative liabilities associated with the convertible debts discussed in Note 4 and warrants. The Company has determined that the features associated with the embedded conversion option on the notes should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. This also tainted the Company's existing warrants thus requiring derivative accounting treatment for these instruments.

The Company computes the value of the derivative liability at each reporting period using the Black Scholes Method using a risk free rate ranging of 0.14%, volatility rates ranging between 361.00% and 477.00% and a forfeiture rate of 0.00%.  The derivative liability at September 30, 2017 and December 31, 2016 are as follows:

	2017	2016

Tonaquint	$856,641	$4,799,461
Proteus Capital Group LLC	142,161	356,835
GSM Capital Group LLC	11,992	324,662
LG Capital	-	231,059
Redwood Management, LLC	727,848	3,682,835
Total	$1,738,642	$9,394,852

For the warrants discussed above, the Company computes the value of the derivative liability at the issuance of the related obligation and at each reporting period using the Black Scholes Method which includes the following assumptions:  a risk free rate of 0.14%, volatility rates of 481.00% and a forfeiture rate of 0.00%. The derivative liability at September 30, 2017 and December 31, 2016 is as follows:

	2017	2016

Lakeshore Recycling Systems LLC	$103,913	$779,351

Total	$103,913	$779,351

The following table summarizes the derivative liabilities at September 30, 2017 and December 31, 2016;

	2017	2016

Tonaquint	$856,641	$4,799,461
Proteus Capital Group LLC	142,161	356,835
GSM Capital Group LLC	11,992	324,662
LG Capital	-	231,059
Redwood Management, LLC	727,848	3,682,835
Lakeshore Recycling Systems LLC	103,913	779,351
Total	$1,842,555	$10,174,203

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the period ended September 30, 2017.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$1,842,555	$1,842,555

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended December 31, 2016.

	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$-	$-	$10,174,203	$10,174,203

The following table summarizes the derivatives liability from January 1st through September 30, 2017:

Derivative liabilities

Balance December 31, 2016	$10,174,203
Addition of new derivative	44,000
Day one loss due to derivative	33,865
Settled upon conversion of debt	(685,003)
Loss on change in fair value of the derivative	(7,724,510)
Balance September 30, 2017	$1,842,555

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock (par value $0.00001) of which 8,737,765,985 were issued and outstanding as of September 30, 2017 and 3,249,327,026 as of December 31, 2016.

In October 2017, the Company amended its Articles of Incorporation to increase its authorized capital to 25,000,000,000 shares of common stock (par value $0.00001).

The Company is authorized to issue 100,000,000 shares of preferred stock (par value $0.00001) of which 10,250,000 were issued and outstanding as of September 30, 2017 and 750,000 as of December 31, 2016, respectively. Each share of Series A Preferred Stock has 100,000 vote per share.

In August 2017, the Company issued 250,000 preferred shares to an officer. The fair value of the preferred shares issued was determined to be zero.

In September 2017, the Company issued 9,250,000 preferred shares to related parties' stockholders. The fair value of the preferred shares issued was determined to be zero.

During the nine months period ended September 30, 2017, the following convertible debt owners converted loans plus accrued interests into common shares of the Company. There were no conversions of convertible debts into common shares of the Company during the year ended December 31, 2016.

	Loans converted	Interest converted	Common shares Of the Company

Tonaquint (Note 4)	$97,667	$171,432	$3,605,081,573
GSM Capital Group LLC (Note 4)	46,505	-	1,145,140,658
LG Capital (Note 4)	19,500	7,444	197,116,728
Stockholders (Note 5)	5,410	-	541,100,000
Total	$169,082	$178,876	$5,488,438,959

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

Warrants

Balance December 31, 2016	519,567,390
Warrants granted – Lakeshore Recycling Systems, LLC due to increase in outstanding shares	877,601,391
Balance September 30, 2017	1,397,168,781

As of September 31, 2017, the warrants have an intrinsic value of $0.

NOTE 9 – COMMITMENTS

In July 2017, the Company signed a lease for the Company's Morton Grove office, at a minimum annual rent of approximately $70,000 per year. The Morton Grove lease expires in August 2018.

NOTE 10 – SUBSEQUENT EVENTS

The following convertible debt owners converted loans plus accrued interests into common shares of the Company:

	Loans converted	Interest converted	Common shares Of the Company

Tonaquint	$-	$73,899	$1,231,656,499
GSM Capital Group LLC	2,995	20,838	953,288,093
Total	$2,995	$94,737	$2,184,944,592

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (this "Report"). This Report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Results of Operations

For the Three and Nine Months Periods ended September 30, 2017

Overview

 We incurred net loss of $804,917 and net income $6,433,065 for the three and nine months periods ended September 30, 2017 as compared to net loss of $216,851 and net loss $1,280,437 for the comparable periods of 2016. There has been an increase of $274,492 in selling, general and administrative expenses, an increase in the gain on derivatives of $8,144,749 and an increase in interest expense of $156,755 mainly attributable to the interest expense resulting from derivative liabilities.

Sales

For the three and nine months periods ended September 30, 2017 and 2016 we had no sales.

Total Cost and Expenses

For the three and nine months periods ended September 30, 2017, we incurred Total Costs and Expenses of $284,165 and $901,938, an increase of 33% from the three months period from the same period of 2016 and an increase of 44% for the nine months period from the same period of 2016.

Selling, General and Administrative

For the three and nine months periods ended September 30, 2017, we incurred selling, general and administration expenses of $284,165 and $901,938, an increase of 33% from the three months period from the same period of 2016 and an increase of 44% for the nine months period from the same period of 2016. The increase resulted from the consulting and professional fees.

Interest

We calculate interest in accordance with the respective note payable. For the three and nine months periods ended September 30, 2017, we incurred a charge of $146,099 and $389,507 including related party interest. This compared to $74,538 and $232,752 for the same periods of the previous year. The interests increase is attributable to interest rate increase due to default on convertible debts.

The interest expenses on related parties increased by $39,912 due to increases in debt balance and the interest expenses on convertible loans increased by $116,843 because of interest rate and loans balance increases due to default on GSM loans so globally the interest expense increased by $156,755.

Liquidity and Capital Resources

At September 30, 2017, we had $9,008 in cash, as opposed to $698 in cash at December 31, 2016. Total cash generated by operations for the nine months period ended September 30, 2017 was $68,660. As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2017 will be between $1.0 million to $3.5 million. As of the date of this Report, we do not have available resources sufficient to cover the expected cash requirements through the end of 2017 or the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining our operations and continued existence include selling additional equity securities and borrowing additional funds to pay operational expenses. There is no assurance we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

We had total assets of $608,092 as of September 30, 2017. This was a change of $607,394 as compared to total assets of $698 as of December 31, 2016.

We had total current liabilities of $8,668,584 as of September 30, 2017. This was a decrease of $7,349,714, or 46%, as compared to current liabilities of $16,018,298 as of December 31, 2016. The net decrease was attributable to a decrease in derivative liabilities due to the gain on derivatives at market value and decrease in notes payable.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of December 2017.

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