Form 10-K/A
period 2016-12-31
ECOLOCAP SOLUTIONS INC.
filed 2018-01-22
CIK 1290506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-4

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]  NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2016: 7,099,776.

As of October 18, 2017, 9,804,563,278 shares of the registrant's common stock were outstanding.

EXPLANATARY NOTE

EcoloCap Solutions Inc. (the "Company"), is filing this Amendment No. 4 to Annual Report on Form 10K/A (this "Amendment") to indicate the aggregate market value of our common stock, as held by non-affiliates as of June 30, 2016, to disclose management's conclusion regarding the effectiveness of disclosure controls and procedures as of December 31, 2016 and to indicate that management used the 2013 COSO framework in performing their assessment of internal control over financial reporting, in response to the SEC's comment letter dated December 12, 2017.

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

ITEM 9A.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") - 2013 and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures over financials reporting were not effective to detect the inappropriate application of US GAAP rules and disclosure controls and procedures were not effective as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses. These matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee, lack of multiple levels of review over the financial reporting process and segregation of duties, and lack of controls over the accounting for warrants and record keeping procedures, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and late and delinquent exchange act filings. Based on management's conclusion that internal controls and procedures over financials reporting were not effective and in light of late and delinquent exchange act filings, our disclosure controls and procedures were not effective. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2016.

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

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies such forms we received, we believe that during the fiscal year ended December 31, 2016 all such filing requirements applicable to our officers and directors were complied with, except for reports by the following persons:

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

Name and Address of Beneficial Owner (1)	Preferred Shares (6)	Percent of Preferred Stock	Common Shares	Common Warrants	Combined Common & Warrants	Percent of Common Stock & Warrants
Michael Siegel (2)	250,000	25.00%	687,512,262	0	687,512,262	7.01%
Jeung Kwak (3)	250,000	25.00%	678,515,027	0	678,515,027	6.92%
Michel St-Pierre (4)	250,000	25.00%	500,003,752	0	500,003,752	5.10%
James Kwak			200,000,000	0	200,000,000	2.04%
All executive officers and directors as a group (4 persons)	750,000	75.00%	2,066,031,041	0	2,066,031,041	21.07%

(1)	The mailing address for each of the listed individuals is c/o Ecolocap Solutions International Inc., 1250 South Grove Avenue, Suite 308, Barrington, Illinois 60010.
(2)	Owner of 5% or more of our common stock. Mr.Siegel, is the Chief Technology Officer.
(3)	Owner of 5% or more of our common stock. Mr. Kwak, is Chairman of the Board of Directors.
(4)	Owner of 5% or more of our common stock. Chief Financial Officer.
(5)	Owner of 5% or more of our common stock. Chief Financial Officer.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/24/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/24/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.	10-K/A-3	11/16/17	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K/A-3	11/16/17	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K/A-3	11/16/17	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K/A-3	11/16/17	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K/A-3	11/16/17	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K/A-3	11/16/17	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of January, 2018.

ECOLOCAP SOLUTIONS INC.

BY:	JAMES KWAK
James Kwak
Principal Executive Officer and President

BY:	MICHEL ST-PIERRE
Michel St-Pierre
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

JAMES KWAK	President, Chief Executive Officer	January 19, 2018
James Kwak	and a member of the Board of Directors

JEUNG KWAK	Director and Chairman of Board of Directors	January 19, 2018
Jeung Kwak

MICHAEL SIEGEL	Director	January 19, 2018
Michael Siegel

MICHEL ST-PIERRE	Director and Chief Financial Officer	January 19, 2018
Michel St-Pierre

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended.	SB-2	5/28/04	3.1

3.2	Bylaws.	SB-2	5/28/04	3.2

3.3	Certificate of Amendment to Articles of Incorporation.	10-QSB	12/30/05	3.3

3.4	Bylaws, as amended on March 17, 2006.	10-KSB	4/13/06	3.4

10.1	2006 Equity Incentive Plan.	10-KSB	4/13/06	10.39

10.2	Agreement with United Best Technology Limited.	8-K	12/24/08	10.7

10.3	Escrow Agreement with United Best Technology Limited.	8-K	12/24/08	10.8

10.4	Standstill Agreement.	8-K	3/23/12	10.1

10.5	Second Standstill Agreement.	8-K	3/23/12	10.2

14.1	Code of Ethics.	10-KSB	3/31/08	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/31/08	99.1

99.2	Executive Committee Charter.	10-KSB	3/31/08	99.2

99.3	Nominating and Corporate Governance Committee Charter.	10-KSB	3/31/08	99.3

99.4	Stock Option Plan.	10-KSB	3/31/08	99.4

101.INS	XBRL Instance Document.	10-K/A-3	11/16/17	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K/A-3	11/16/17	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K/A-3	11/16/17	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K/A-3	11/16/17	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K/A-3	11/16/17	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K/A-3	11/16/17	101.PRE